Form 10-K405
period 1995-12-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 1996-03-28
CIK 1002519

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934 $ 250.00

                   For the fiscal year ended December 31, 1995
                                             -----------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from            to           .
                                           ----------    ----------

                         Commission file number 0-27496

                       CRONOS GLOBAL INCOME FUND XVI, L.P.
             (Exact name of registrant as specified in its charter)

              California                             94-3230380
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

         444 Market Street, 15th Floor, San Francisco, California 94111
          (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code (415) 677-8990

           Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
             Title of each class             which registered
             -------------------             ----------------

               Not Applicable
          -------------------------   ------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTERESTS
               --------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X . No    .
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                         /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable.

                       Documents Incorporated by Reference

PART I
Item 1 - Business          Prospectus of Cronos Global Income Fund XVI, L.P.,
                           dated December 28, 1995 included as part of
                           Registration Statement on Form S-1 (No. 33-98290)

                           Certificate of Limited Partnership of Cronos Global
                           Income Fund XVI, L.P., filed as Exhibit 3.2 to the
                           Form S-1

                           Form of Leasing Agent Agreement with Cronos
                           Containers Limited, filed as Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

                         PART I - FINANCIAL INFORMATION


Item 1.  Business

   (a)   General Development of Business

   The Registrant is a limited partnership organized under the laws of the State of California on September 1, 1995, for the purpose of owning and leasing marine cargo containers, special purpose containers and container-related equipment. The Registrant was initially capitalized with $100 and commenced offering its limited partnership interests to the public subsequent to December 28, 1995, pursuant to its Registration Statement on Form S-1 (File No. 33-98290). The Registrant had no securities holders as defined by the Securities and Exchange Act of 1934 as of December 31, 1995. Additionally, the Registrant was not engaged in any trade or business during the period covered by the report. The Registrant expects the offering to break initial impound on March 31, 1996. The offering shall continue until December 27, 1997, or until all of the limited partnership interests are sold, whichever occurs first.

   The general partner of the Registrant is Cronos Capital Corp. ("CCC"), a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of Cronos Investments B.V., a Dutch company. These and other affiliated companies are ultimately wholly-owned by The Cronos Group, a holding company registered in Luxembourg ("Holding Company") and are collectively referred to as the "Group". The activities of the container division of the Group are managed through the Group's subsidiary in the United Kingdom, Cronos Containers Limited ("the Leasing Company"). The Leasing Company manages the leasing operations of all equipment owned or managed by the Group on its own behalf or on behalf of other third-party container owners, including all other programs organized by CCC.

   On October 9, 1995, the Leasing Company entered into a Leasing Agent Agreement with the Registrant assuming the responsibility for all container leasing activities.

   (b)   Financial Information About Industry Segments

   Inapplicable.

   (c)   Narrative Description of Business

   (c)(1)(i) A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum of exposure to loss from damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and container ship fittings adopted by the International Standards Organization ("ISO") in 1968. The standard container is either 20' long x 8' wide x 8'6" high (one twenty-foot equivalent unit ("TEU"), the standard unit of physical measurement in the container industry) or 40' long x 8' wide x 8'6" high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired effectively throughout the world. This standardization is the foundation on which the container industry has developed.

   Standard dry cargo containers are rectangular boxes with no moving parts, other than doors, and are typically made of steel. They are constructed to carry a wide variety of cargos ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers include, among others, refrigerated containers for the transport of temperature-sensitive goods and tank containers for the carriage of liquid cargo. Dry cargo containers constitute approximately 85% of the worldwide container fleet. Refrigerated and tank containers constitute approximately 7% of the worldwide container fleet, with open-tops and other specialized containers constituting the remainder.

   One of the primary benefits of containerization has been the ability of the shipping industry to effectively lower freight rates due to the efficiencies created by standardized intermodal containers. Containers can be handled much more efficiently than loose cargo and are typically shipped via several modes of transportation, including truck, railway and ship. Containers require loading and unloading only once and remain sealed until arrival at the final destination, significantly reducing transport time, labor and handling costs and losses due to damage and theft. Efficient movement of containerized cargo between ship and shore reduces the amount of time that a ship must spend in port and reduces the transit time of freight moves.

   The logistical advantages and reduced freight rates brought about by containerization have been a major catalyst for world trade growth during the last twenty-five years, which in turn has generated increased demand for containerization. The world container fleet has grown from an estimated 270,000 TEU in 1969 to 9,198,000 TEU at the end of 1995, and according to recent industry data, growth of containerized shipping since 1987 has generally averaged two to three times that of average GDP growth in industrialized countries.

   The Registrant believes that growth of containerization will continue to outpace GDP growth and the growth in world trade over the next five years for the following reasons:

   - Lower freight rates resulting from containerization are generating new cargos that previously were not economical to export. Containerization provides inexpensive, timely and secure transport to manufacturers allowing them to take advantage of regional opportunities in technology or labor, and to move products to different locations at various stages of production;

   - Intermodal traffic is expected to continue to grow, and industrialized countries are continuing to improve intermodal infrastructure (i.e., railways, roads and ports);

   - Shippers continue to demand transportation of cargo by containers rather than break-bulk;

   - Countries with rapidly-growing economies in emerging markets are continuing to build new container port facilities that accommodate an increased flow of containerized trade; and

   - Recent trade agreements, such as the North American Free Trade Agreement ("NAFTA") and the General Agreement on Tariffs and Trade ("GATT"), should further stimulate world trade and therefore containerized trade.

   The container leasing industry has been a significant contributor to the growth of containerization, and, in 1995, had an approximately 47% share of the total world container fleet with ocean carriers holding most of the remainder. To an ocean carrier, the primary benefits of leasing rather than owning containers are the following:

   - Reduced Capital Expenditures. Leasing is an attractive option to ocean carriers because ownership of containers requires significant capital expenditures. Carriers constantly evaluate their investment strategy, with container purchasing competing directly with other expenditure requirements, such as ship purchases, ship conversions and terminal improvements. Container leasing allows ocean carriers to invest capital in assets that are more central to their business.

   - Improved Asset Management. Trade flow imbalances and seasonal demands frequently leave ocean carriers with regional surpluses or shortages of containers, requiring costly repositioning of empty containers. Leasing companies help ocean carriers manage these trade imbalances by providing the inventory to service demand, reducing the costs of maintaining local inventories and minimizing repositioning expenses. By matching different carriers' container needs, leasing companies can reduce their own risks of container inventory imbalances and seasonality through a portfolio of lessees as well as variations in lease terms.

   - Increased Container Fleet Flexibility. Ocean carriers benefit from the variety of lease types offered by leasing companies such as the master lease, long-term and short-term lease and direct financing lease. These various leases give ocean carriers flexibility in sizing their fleets while minimizing capital costs. For example, master lease agreements give ocean carriers the option of adjusting the size of their fleets, with the flexibility to pick-up and drop-off containers at various locations around the world.

   Dry cargo containers are the most-commonly used type of container in the shipping industry. The Registrant expects to acquire a dry cargo container fleet constructed of all Corten(R) steel (Corten(R) roofs, walls, doors and undercarriage), a high-tensile steel yielding greater damage and corrosion resistance than mild steel.

   Refrigerated containers are used to transport temperature-sensitive products such as meat, fruit, vegetables and photographic film. All of the Registrant's refrigerated containers are expected to have high-grade stainless steel interiors. The Registrant's 20-foot refrigerated containers are expected to have high-grade stainless steel walls, while the Registrant's 40-foot refrigerated containers are expected to be steel framed with aluminum outer walls to reduce weight. As with the dry cargo containers, all refrigerated containers will be designed to minimize repair and maintenance and maximize damage resistance. The Registrant's refrigerated containers will be designed and manufactured to include the latest generation refrigeration equipment, with modular microprocessors controlling and monitoring the container.

   The Registrant's tank containers will be constructed in compliance with International Maritime Organization ("IMO") standards and recommendations. The tanks purchased by the Registrant will all be IMO-1 type tanks constructed to comply with IMO recommendations which require specific pressure ratings and shell thicknesses. These containers are designed to carry highly inflammable materials, corrosives, toxics and oxidizing substances, but are also capable of carrying non-hazardous materials and foodstuffs. They have a capacity of 21,000-24,000 liters and are insulated and equipped with steam and/or electrical heating.

   The Registrant's containers are expected to be leased primarily to ocean-going steamship companies operating in major trade routes (see Item 1(d)). A majority of the Registrant's marine dry cargo containers are expected to be leased pursuant to operating leases, primarily master leases, where the containers will be leased to the ocean carrier on a daily basis for any desired length of time, with the flexibility of picking up and dropping off containers at various agreed upon locations around the world and, secondarily, term leases (1-5 years) and one-way or round-trip leases. Special purpose containers acquired by the Registrant, including refrigerated and tank containers, will generally be committed to term leases, where the high cost of interchanging the higher value specialized container will make master lease agreements less attractive to customers.

   Master lease agreements. A master lease is designed to provide greater flexibility by allowing customers to pick-up and drop-off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. The commercial terms of master leases are generally negotiated annually. Master leases also define the number of containers that may be returned within each calendar month and the return locations and applicable drop-off charges. Because of the increased flexibility they offer, master leases usually command higher per-diem rates and generate more ancillary fees (including pick-up, drop-off, handling and off-hire fees) than term leases.

   Term lease agreements. Term lease agreements include short-term and long-term leases. Long-term lease agreements define the number of containers to be leased, the pick-up and drop-off locations, the applicable per-diem rate for the duration of the lease and the early termination penalties that may apply in the event of early redelivery. Ocean carriers use long-term leases when they have a need for identified containers for a specified term. Long-term leases usually are not terminated early by the customer and provide stable and relatively predictable sources of revenue, although per-diem rental rates and ancillary charges are lower under long-term leases than under master lease agreements. Short-term lease agreements have a duration of less than one year and include one-way, repositioning and round-trip leases. They differ from master leases in that they define the number and the term of containers to be leased. Ocean carriers use one-way leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another after one or more legs of a voyage. Except for direct financing leases, lease rates typically are highest for short-term leases.

   Under these leases, customers will be responsible for paying all taxes and service charges arising from container use, maintaining the containers in good and safe operating condition while on lease and paying for repairs upon redelivery, other than ordinary wear and tear. Some leases will provide for a "damage protection plan" whereby lessees, for an additional payment (which may be in the form of a higher per-diem rate), will be relieved of the responsibility of paying some of the repair costs upon redelivery of the containers. The Leasing Company has historically provided this service on a limited basis to selected customers. Repairs provided under such plans will be carried out by the same depots, under the same procedures, as are repairs to containers not covered by such plans. Customers also will be required to insure leased containers against physical damage and loss, and against third party liability for loss, damage, bodily injury or death.

   All containers will be inspected and repaired when redelivered by a customer, and customers will be obligated to pay for all damage repair, excluding wear and tear, according to standardized industry guidelines. Depots in major port areas will perform repair and maintenance which will be verified by independent surveyors or the Leasing Company's technical and operations staff.

   Before any repair or refurbishment is authorized on containers in the Registrant's fleet, the Leasing Company's technical and operations staff will review the age, condition and type of container and its suitability for continued leasing. The Leasing Company will compare the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and make the appropriate decision whether to repair or sell the container.

   The non-cancelable terms of the operating leases of the Registrant's containers are not expected to be sufficient to return to the Registrant as lessor the purchase price of the equipment. In order to recover the original investment in the equipment and achieve an adequate return thereon, it will be necessary to renew the lease, lease the equipment to another lessee at the end of the initial lease term, or sell the equipment.

   The Registrant estimates that a dry cargo or refrigerated container may be used as a leased marine cargo container for a period ranging from 10 to 15 years. Tank containers generally may be used for 12 to 18 years. The Registrant will dispose of used containers in a worldwide market for used containers in which buyers include wholesalers, mini-storage operators, construction companies and others. The market for used refrigerated containers is not as developed as the market for used dry cargo containers. Although used refrigerated and tank containers will command a higher price than a dry cargo container, a dry cargo container will bring a higher percentage of its original price. As the Registrant's fleet ages, a larger proportion of its revenues are expected to be derived from selling its containers.

   The Leasing Company will make payments to the Registrant based upon rentals collected from ocean carriers after deducting certain operating expenses associated with the containers, such as the base management fee payable to the Leasing Company, certain expense reimbursements to CCC, the Leasing Company, and its affiliates, the costs of maintenance and repairs not performed by lessees, independent agent fees and expenses, depot expenses for handling, inspection and storage, and additional insurance.

   The Registrant's sales and marketing operations will be conducted through the Leasing Company, in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Windsor, England; Hamburg; Antwerp; Auckland; Genoa; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; and Shanghai. Each of the Leasing Company's area offices and dedicated agents is staffed with local people familiar with the customers and language of the region. The Leasing Company's marketing directors have been employed in the container industry in their respective regions for an average of 15 years, building direct personal relationships with the local ocean carriers and locally based representatives of other ocean carriers.

   The Leasing Company also maintains agency relationships with over 20 independent agents around the world, who will generally be paid a commission based upon the amount of revenues they generate in the region or the number of containers that are leased from their area on behalf of the Registrant. They are located in jurisdictions where the volume of the Leasing Company's business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. These agents provide marketing support to the area offices covering the region, together with limited operational support.

   In addition, the Leasing Company relies on the services of over 300 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Company's area offices authorize all container movements into and out of the depot and supervise all repair and maintenance performed by the depot. The Leasing Company's technical staff set the standards for repair of its owned and managed fleet throughout the world and monitor the quality of depot repair work. The depots provide a vital link to the Leasing Company's operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next, and the point when the Leasing Company's area offices report the container's movements onto the Leasing Company's equipment tracking system. The Leasing Company's computer system has the capability to accommodate future developments, such as allowing depots access to record directly on the system the on-hire and off-hire activity of containers delivered into the depot. It also has the capability of verifying the terms of redelivery authorized by the area offices. These functions are currently being performed by the Leasing Company's area offices.

   (c)(1)(ii)   Inapplicable.

   (c)(1)(iii)  Inapplicable.

   (c)(1)(iv)   Inapplicable.

   (c)(1)(v) The Registrant's containers will be leased globally, therefore, seasonal fluctuations are expected to be minimal. Other economic and business factors to which the transportation industry in general and the container leasing industry in particular are subject, include fluctuations in supply and demand for equipment resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards.

   (c)(1)(vi) The Registrant will establish a working capital reserve of approximately 1% of subscription proceeds raised. In addition, the Registrant may reserve additional amounts from anticipated cash distributions to the partners to meet working capital requirements.

   Amounts due under master leases will be calculated at the end of each month and billed approximately six to eight days thereafter. Amounts due under short-term and long-term leases will be set forth in the respective lease agreements and will be generally payable monthly. Past due penalties are not customarily collected from lessees, and accordingly will not be generally levied by the Leasing Company against lessees of the Registrant's containers.

   (c)(1)(vii) The Registrant does not believe that its ongoing business will be dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

   (c)(1)(viii) Inapplicable.

   (c)(1)(ix)   Inapplicable.

   (c)(1)(x) Competition among container leasing companies is based upon several factors, including the location and availability of inventory, lease rates, the type, quality and condition of the containers, the quality and flexibility of the service offered and the confidence in and professional relationship with the lessor. Other factors include the speed with which a leasing company can prepare its containers for lease and the ease with which a lessee believes it can do business with a lessor or its local area office. The Leasing Company believes that it, on behalf of the Registrant, competes favorably on all of these factors.

   The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business, including Genstar Container Corp., Transamerica Leasing, Triton Container International Ltd., Trans Ocean Ltd., Textainer Corp. and others. In a series of recent consolidations, one of the major leasing companies, as well as some smaller ones, have been acquired by competitors. It is estimated that at the end of 1995, the ten largest leasing companies (including the Leasing Company) represented 94% of the global leased fleet. Genstar Container Corp. and Transamerica Leasing, the two largest container leasing companies, had approximately 50% of the worldwide leased container fleet at the end of 1995. Some of the Leasing Company's competitors have greater financial resources than the Leasing Company and may be more capable of offering lower per-diem rates on a larger fleet. In the Leasing Company's experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. In addition, not all container leasing companies compete in the same market, as some supply only dry cargo containers and not specialized containers, while others offer only long-term leasing.

   (c)(1)(xi)   Inapplicable.

   (c)(1)(xii)  Environmental Matters

   A portion of the Registrant's equipment portfolio will consist of special purpose containers, primarily refrigerated containers. Historically, refrigerated containers have utilized a refrigerant gas which is a chlorofluorocarbon ("CFC") compound. It is generally assumed that CFCs are harmful to the Earth's ozone layer when released into the atmosphere. Many nations, including the United States, have taken action, both collectively and individually, to regulate CFCs. These nations set various targets for the reduction in production and use of CFCs starting as early as 1993, and their eventual elimination. There has been substantial progress recently to determine a viable substitute for the refrigerant used in containers, such that both the Leasing Company and the container leasing industry association have selected a replacement refrigerant. Production of new container refrigeration units operating with the replacement refrigerant became generally available in 1993. All refrigerated containers purchased by the Registrant will contain the new refrigerant compound and will comply with all current environmental regulations. However, there can be no assurance that the new refrigerant will be as effective or as cost efficient as CFC compounds.

   Under the state and Federal laws of the United States, and possibly under the laws of other nations, the owner of a container may be liable for environmental damage and/or cleanup costs and/or other sums in the event of actual or threatened discharge or other contamination by material in a container. This liability may be imposed on a container owner, such as the Registrant, even if the owner is not at fault.

   (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. CCC has 27 employees, consisting of 5 officers, 4 other managers and 18 clerical and staff personnel.

   (d) Financial Information about Foreign and Domestic Operations and Export Sales

   The Registrant's business will not be divided between foreign or domestic operations. The Registrant's business will be the leasing of containers worldwide to ocean-going steamship companies. To this extent, the Registrant's operations may be subject to the fluctuations of worldwide economic and political conditions that may affect the pattern and levels of world trade.

   It is expected that rental income from leases to foreign customers will constitute approximately 90% of the Registrant's total net lease revenue. The Registrant believes that the profitability of, and risks associated with, leases to foreign customers will generally be the same as those of leases to domestic customers. The Leasing Company's leases generally require all payments to be made in United States currency.

Item 2.  Properties

   CCC anticipates that at least 60% of the Registrant's net proceeds available for equipment purchases will be used to purchase new and used marine dry cargo containers, and the balance, if any, of available net proceeds will be used to purchase special purpose containers, primarily refrigerated and tank containers. The primary determinant of the extent to which the Registrant's available net proceeds will be used to purchase refrigerated, tank and other special purpose containers will be the comparative market conditions, lease economics, and unit costs between such containers and dry cargo containers.

   To enable CCC to take advantage of equipment purchasing opportunities during the period of time the units are being offered to the public, CCC may purchase equipment for resale to the Registrant. Any such resale within six months of the acquisition of the equipment by CCC would be at cost, including delivery charges. Any such resale occurring more than six months after acquisition of equipment by CCC would be at the lower of cost or fair market value. No such resales will be make subsequent to 12 months after acquisition of the equipment by CCC. In addition, should CCC sell any equipment to the Registrant, CCC shall reduce the purchase price of the equipment sold to the Registrant by the amount of the "net revenues" realized by CCC in connection with the leasing or ownership of such equipment, minus all expenses related thereto, including any interest expense (but excluding depreciation), and minus the management fee and expense reimbursements that would otherwise be payable to CCC by the Registrant were the Registrant the owner of such equipment and not CCC.

   As of December 31, 1995, the Registrant had no commitments with manufacturers for the production of new equipment or with suppliers of used equipment specifically designated for acquisition by the Registrant. The Registrant may commence purchasing equipment at any time during the offering of the units. The Registrant's purchase obligations would be conditional upon its raising sufficient gross proceeds from this offering and/or borrowings to fund the purchases. As currently anticipated, at least 60% of equipment acquisitions will consist of new and used marine dry cargo containers, with the balance consisting of refrigerated, tank and other special purpose containers.

   The factors that CCC will take into account in determining whether to purchase 20-foot or 40-foot containers include the relative availability and costs of, and the anticipated market demand for, the two sizes of containers. Payment for containers is not made upon the placement of production orders for new containers or purchase orders for used containers, but only at the time of delivery thereof. However, container manufacturers and suppliers may require irrevocable letters of credit in their favor to ensure payment to them for delivery of containers ordered. Banks issuing such letters of credit may require the Registrant to maintain on deposit sufficient monies to secure the letters of credit.

   The cost of both refrigerated and tank containers is approximately eight and ten times the cost of dry containers, respectively. Actual delivery dates and rates of delivery will depend not only on the amount of net proceeds available from the offering of limited partnership units, but also upon the demand for the containers and the production capacity of the container manufacturers at the time production orders are placed. The Registrant intends to purchase new containers wherever the factors of quality, price and lease demand are favorable, but it is anticipated that the single largest source of supply will be from the People's Republic of China.

   A certain minimum percentage of the limited partners' capital contributions is required to be invested in equipment (including, for purposes of calculating the amount invested in equipment, actual working capital reserves, determined as of the end of the month in which net proceeds have been fully invested in equipment, but not in excess of 3% of gross proceeds). The Registrant is committing to a minimum required percentage of 80%, meaning that at least 80% of the limited partners' capital contributions must be invested in equipment.


Item 3.  Legal Proceedings

   Inapplicable.


Item 4.  Submission of Matters to a Vote of Security Holders

   Inapplicable.

                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

   (a)   Market Information

   (a)(1)(i) The Registrant's outstanding units of limited partnership interests are not traded on any market nor does an established public trading market exist for such purposes.

   (a)(1)(ii)   Inapplicable.

   (a)(1)(iii)  Inapplicable.

   (a)(1)(iv)   Inapplicable.

   (a)(1)(v)    Inapplicable.

   (a)(2)   Inapplicable.

   (b)   Holders

                                                       Number of Unit Holders
   (b)(1)   Title of Class                             as of December 31, 1995
            --------------                             -----------------------
            Units of limited partnership
               interests                                          1

   (c)  Dividends

   Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6 below, "Selected Financial Data."

Item 6.  Selected Financial Data

   Inapplicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

The Registrant will not commence active operations until it has received and accepted subscriptions for 100,000 Units (representing subscriptions of $2,000,000) from at least 100 investors (excluding from such count Pennsylvania residents, CCC and affiliates of CCC). The Registrant expects to attain the minimum amount of subscriptions by March 31, 1996. At that time, all such subscription proceeds will be released from the Registrant's escrow account to the Registrant. From such proceeds, the Registrant will pay sales commissions and "offering and organizational expenses," leaving the balance of initial net proceeds available for investment and operations. The liquidity of the Registrant will be increased as additional subscriptions are accepted by the Registrant and will be decreased as available net proceeds are expended for the acquisition of equipment to be managed by the Leasing Company.

The Registrant intends to rely upon financing to purchase a portion of its equipment. The amount of long-term borrowing secured by the Registrant will not exceed 20% of the aggregate purchase price of the Registrant's equipment. Once the Registrant completes its acquisition of equipment, the Registrant intends to maintain an ongoing reserve approximately equal to the greater of 1% of gross proceeds, or $100,000, to meet anticipated expenses of managing the Registrant. The level of reserves will vary from time to time depending upon market conditions and the anticipated needs of the Registrant. The Registrant will not reinvest its revenues for the purchase of additional equipment. Pending expenditure for operations or distribution to the partners, the monies of the Registrant may be invested in short-term, liquid investments.

As of December 31, 1995, the Registrant had no commitments with manufacturers for the production of new equipment or with suppliers of used equipment. The Registrant may commence purchasing equipment at any time during the offering of the units. The Registrant's purchase obligations would be conditional upon its raising sufficient gross proceeds from the offering and/or borrowings to fund the purchases.


Results of Operations

Since the Registrant had not broken initial impound, had no securities holders and was not actually engaged in any trade or business at December 31, 1995, this discussion is considered not applicable.



Item 8.  Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Partners
Cronos Global Income Fund XVI, L.P.:

We have audited the accompanying balance sheet of Cronos Global Income Fund XVI, L.P., as of December 31, 1995. This financial statement and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Cronos Global Income Fund XVI, L.P., as of December 31, 1995 , in conformity with generally accepted accounting principles.

                                                 Arthur Andersen LLP

San Francisco, California,
  March 15, 1996

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                                  BALANCE SHEET

                                DECEMBER 31, 1995



              Assets
              ------
Cash                                                                        $100
                                                                            ====

Commitments (note 3)



         Partner's Capital
         -----------------
Initial limited partner's contribution (note 2)                             $100
                                                                            ====







       The accompanying notes are an integral part of this balance sheet.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                             NOTES TO BALANCE SHEET
                                DECEMBER 31, 1995

(1)  Summary of Significant Accounting Policies
     (a)  Nature of Operations

          Cronos Global Income Fund XVI, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of California on September 1, 1995, for the purpose of owning and leasing marine cargo containers, special purpose containers and container related equipment. Cronos Capital Corp. ("CCC") is the general partner and, with its affiliate Cronos Containers Limited (the "Leasing Company"), will manage and control the business of the Partnership.

          The Partnership is offering 7,500,000 units of limited partnership interest at $20 per unit or $150,000,000. The offering will terminate on December 27, 1997.

     (b)  Leasing Company and Leasing Agent Agreement

          The Partnership has entered into a Leasing Agent Agreement whereby the Leasing Company will have the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company will be responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement will permit the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it will be accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

          The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms will not be material to the financial statements.

     (c)  Allocation of Net Earnings and Partnership Distributions

          Net earnings will be allocated between general and limited partners in accordance with the Partnership Agreement.

          Actual cash distributions will differ from the allocations of net earnings between the general and limited partners as presented in these financial statements. Partnership distributions will be paid to its partners (general and limited) from distributable cash from operations, allocated 95% to the limited partners and 5% to the general partner. Sales proceeds will be allocated 99% to the limited partners and 1% to the general partner. These allocations will remain in effect until such time as the limited partners have received from the Partnership aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 85% to the limited partners and 15% to the general partner.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS



(2)  Initial Limited Partner

     The initial limited partner is an officer and director of CCC.

(3)  Commitments

     In the event that the minimum of 100,000 units ($2,000,000) of limited partnership interests is subscribed to by more than 100 investors, the Partnership will be liable for the following:

     (a) Offering and organizational costs, not to exceed 5% of gross offering proceeds, payable to CCC in connection with the initial organization of the Partnership and the offering of units thereof. The Partnership's organizational costs will be amortized over 60 months on a straight-line basis. Offering costs will be deducted in determining net limited partners' contributions.

     (b) Underwriting commissions not to exceed 10% of gross offering proceeds to be paid to Cronos Securities Corp., a wholly-owned subsidiary of CCC, and to other broker/dealers participating in the offering. These underwriting commissions will be deducted in determining net limited partners' contributions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Inapplicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

   The Registrant, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at January 31, 1996, are as follows:

             Name                                    Office
      -------------------       ------------------------------------------------
      Dennis J. Tietz           President, Chief Executive Officer, and Director
      John P. McDonald          Vice President/Sales
      Elinor Wexler             Vice President/Administration and Secretary
      John Kallas               Vice President/Treasurer and Chief Financial
      Laurence P. Sargent       Director
      Stefan M. Palatin         Director
      A. Darrell Ponniah        Director

   DENNIS J. TIETZ   Mr. Tietz, 43, as President and Chief Executive Officer, is
responsible for the general management of CCC. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC's investment programs. Mr. Tietz is also President and a director of Cronos Securities Corp. and a director of The Cronos Group. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

   Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

   JOHN P. MCDONALD   Mr. McDonald, 34, was elected Vice President - National
Sales Manager of CCC in August 1992, with responsibility for marketing CCC's investment programs. Since 1988, Mr. McDonald had been Regional Marketing Manager for the Southwestern U.S. From 1983 to 1988, Mr. McDonald held a number of container leasing positions with CCC, the most recent of which was as Area Manager for Belgium and the Netherlands, based in Antwerp.

   Mr. McDonald holds a B.S. degree in Business Administration from Bryant College, Rhode Island. Mr. McDonald is also a Vice President of Cronos Securities Corp.

   ELINOR A. WEXLER   Ms. Wexler, 47, was elected Vice President -
Administration and Secretary of CCC in August 1992. Ms. Wexler has been employed by the General Partner since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

   Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

   JOHN KALLAS   Mr. Kallas, 33, was elected Vice President/Treasurer and Chief
Financial Officer of CCC in December 1993 and is directly responsible for CCC's accounting operations and reporting activities. Mr. Kallas has held various accounting positions since joining CCC in 1989, including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco, California.

   Mr. Kallas holds a B.S. degree in Business Administration from the University of San Francisco and is a certified public accountant. Mr. Kallas is also Treasurer of Cronos Securities Corp.

   LAURENCE P. SARGENT   Mr. Sargent, 66, joined the Board of Directors of CCC
in 1991. Mr. Sargent was a founder of Leasing Partners International ("LPI") and served as its Managing Director from 1983 until 1991. From 1977 to 1983, Mr. Sargent held a number of positions with Trans Ocean Leasing Corporation, the last of which was as a director of its refrigerated container leasing activities. From 1971 to 1977, Mr. Sargent was employed by SSI Container Corporation (later Itel Container International), ultimately serving as Vice President / Far East. Prior to that, Mr. Sargent was a Vice President of Pacific Intermountain Express, a major U.S. motor carrier, responsible for its bulk container division. Mr. Sargent holds a B.A. degree from Stanford University. Mr. Sargent also serves as a director of the Institute of International Container Lessors ("IICL"), an industry trade association. Mr. Sargent is also a director of Cronos Securities Corp.

   Mr. Sargent retired as Deputy Chairman of the Group as of January 1, 1996. He will remain a director of CCC, The Cronos Group, as well as other various subsidiaries of The Cronos Group.

   STEFAN M. PALATIN   Mr. Palatin, 42, joined the Board of Directors of CCC in
January 1993. Mr. Palatin is Chairman and CEO of The Cronos Group, and was a founder of LPI in 1983. From 1980 to 1991, Mr. Palatin was an executive director of the Contrin Group, which has provided financing to the container leasing industry, as well as other business ventures, and has sponsored limited partnerships organized in Austria. From 1977 to 1980, Mr. Palatin was a consultant to a number of companies in Austria, including Contrin. From 1973 to 1977, Mr. Palatin was a sales manager for Generali AG, the largest insurance group in Austria.

   Mr. Palatin, who is based in Austria, holds a Doctorate in Business Administration from the University of Economics and World Trade in Vienna. Mr. Palatin is also a director of The Cronos Group.

   A. DARRELL PONNIAH   Mr. Ponniah, 46, was elected to the Board of Directors
of CCC in January 1993. Mr. Ponniah is Chief Financial Officer of The Cronos Group and is based in the United Kingdom. Prior to joining Cronos in 1991, Mr. Ponniah was employed by the Barclays Bank Group and served as Chief Operating Officer of Barclays European Equipment Finance. From 1973 to 1988, Mr. Ponniah was employed by Rank Xerox, the European-based subsidiary of Xerox Corporation of the U.S.A., in a number of positions, the most recent of which was as Group Controller and Chief Financial Officer of the International Equipment Financing Division of Rank Xerox Limited.

   Mr. Ponniah is an honors graduate of Manchester University in England and holds post graduate degrees in operational research from Brunel University and in Business Administration from the Manchester Business School. Mr. Ponniah is also a director of The Cronos Group and Cronos Securities Corp.

   The key management personnel of the Leasing Company at January 31, 1996, were as follows:

               Name                                  Title
        -------------------       ---------------------------------------------
        Nigel J. Stribley         President
        John M. Foy               Vice President/Americas
        Geoffrey J. Mornard       Vice President/Europe, Middle East and Africa
        Danny Wong                Vice President/Asia Pacific
        David Heather             Vice President/Technical Services
        John C. Kirby             Vice President/Operations
        J. Gordon Steel           Vice President/Tank Container Division

   NIGEL J. STRIBLEY   Mr. Stribley, 42, has been responsible for the general
management of the Leasing Company since September 1991. From 1985 to 1991, Mr. Stribley was a director of LPI, based in the United Kingdom and responsible for worldwide lease marketing and operations of refrigerated containers. From 1978 to 1985, Mr. Stribley was employed by Sea Containers Limited, London, where he was involved in refrigerated container leasing, ultimately as Manager of Refrigerated Containers with responsibility for world-wide activities. From 1975 to 1978, Mr. Stribley was employed by Sealand Containerships, Ltd., the United Kingdom subsidiary of a major U.S. container shipping company, as a management trainee and later as Operations Manager and a Container Terminal Manager.

   Mr. Stribley holds a BA degree with honors from Bristol University in England. Mr. Stribley is a director of The Cronos Group.

   JOHN M. FOY   Mr. Foy, 50, is directly responsible for the Leasing Company's lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

   GEOFFREY J. MORNARD   Mr. Mornard, 36, is directly responsible for the
Leasing Company's lease marketing and operations in Europe, the Middle East and Africa. From 1991 to 1993, Mr. Mornard was Director of Marketing for refrigerated containers in Australia and New Zealand. From 1989 to 1991, Mr. Mornard held the same position with LPI. From 1979 to 1989, Mr. Mornard was employed by Cooltainer Services, Ltd., a refrigerated container carrier company, initially as Melbourne Branch Manager, later as Sydney Branch Manager, and ultimately as Australian Trade Manager, responsible for marketing and operations of all container traffic to and from Australia.

   DANNY WONG   Mr. Wong, 42, is responsible for the Leasing Company's lease marketing and operations in Asia, Australia and the Indian sub-continent, and is based in Singapore. From 1991 to 1993, Mr. Wong was Vice President/Refrigerated Containers, responsible for the marketing of refrigerated containers worldwide for the Leasing Company. From 1988 to 1991, Mr. Wong was employed by LPI, as Director of Marketing for the Far East and Southeast Asia based in Singapore. From 1987 to 1988, Mr. Wong was a district manager in Singapore covering leasing activities in Southeast Asia for Gelco CTI, a major container leasing company. From 1979 to 1987, Mr. Wong was employed by Flexi-Van Leasing in Singapore as a sales manager and later as Regional Manager for Southeast Asia and the Indian sub-continent. Mr. Wong holds a Diploma in Marketing Management from the Singapore Institute of Management.

   DAVID HEATHER   Mr. Heather, 48, is responsible for all technical and
engineering activities of the fleet managed by the Leasing Company. Mr. Heather was Technical Director for LPI, based in the United Kingdom, from 1986 to 1991. From 1980 to 1986, Mr. Heather was employed by ABC Containerline NV as Technical Manager with technical responsibility for the shipping line's fleet of dry cargo, refrigerated and other specialized container equipment. From 1974 to 1980, Mr. Heather was Technical Supervisor for ACT Services Ltd., a shipping line, with responsibility for technical activities related to refrigerated containers. Mr. Heather holds a Marine Engineering Certificate from Riversdale Marine Technical College in England.

   JOHN C. KIRBY   Mr. Kirby, 42, is responsible for container purchasing,
contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

   J. GORDON STEEL   Mr. Steel, 63, is directly responsible for the overall
lease marketing activity for the Leasing Company's Tank Container Division. From 1990 to 1992, Mr. Steel held the position of Director/General Manager for Tiphook Container's Tank Division. From 1977 to 1990, Mr. Steel held various managerial positions, involving manufacturing and transportation of hazardous materials, with Laporte Industries and ICI, major chemical distribution companies. Mr. Steel is a qualified Chemical Engineer and attended the Associate Royal Technical College in Scotland.

Item 11.  Executive Compensation

   The Registrant expects to commence monthly distributions to its partners (general and limited) from distributable cash from operations in June 1996. Such distributions will be allocated 95% to the limited partners and 5% to the general partner. Sales proceeds will be allocated 99% to the limited partners and 1% to the general partner. The allocations will remain in effect until such time as the limited partners have received from the Registrant aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 85% to the limited partners and 15% to the general partner.

   The Registrant will not pay or reimburse CCC or the Leasing Company for any remuneration payable by them to their executive officers, directors or any other controlling persons. However, the Registrant will reimburse the general partner and the Leasing Company for certain services pursuant to Section 4.4 of the Partnership Agreement. These services include but are not limited to (i) salaries and related salary expenses for services which could be performed directly for the Registrant by independent parties, such as legal, accounting, transfer agent, data processing, operations, communications, duplicating and other such services; (ii) performing administrative services necessary to the prudent operations of the Registrant.

The Registrant did not pay fees or distributions to CCC and its affiliates for the year ended December 31, 1995.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

   (a)    Security Ownership of Certain Beneficial Owners

   Inapplicable

   (b)    Security Ownership of Management

   The Registrant has no directors or officers. It is managed by CCC, the general partner. With the exception of Dennis J. Tietz, President and a director of CCC, no director or officer owns any units of limited partnership interests of the Registrant. Mr. Tietz owns five units (representing an investment of $100), and was the initial and sole limited partner at December 31, 1995.

   (c)    Changes in Control

   Inapplicable.

Item 13.  Certain Relationships and Related Transactions

   (a)    Transactions with Management and Others

   Inapplicable

   (b)    Certain Business Relationships

   Inapplicable.

   (c)    Indebtedness of Management

   Inapplicable.

   (d)    Transactions with Promoters

   Inapplicable.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)1.  Financial Statements

                                                                                                  Page
                                                                                                  ----
   The following financial statements of the Registrant are included in Part II, Item 8:

           Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . .      11

           Balance sheet - December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . .      12




   All other schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.

(a)3.  Exhibits

Exhibit                                Description                                    Method of Filing
  No.                                  -----------                                    ----------------
-------
  3(a)      Limited  Partnership  Agreement of  the  Registrant, amended  and         *
            restated as of December 28, 1995

  3(b)      Certificate of Limited Partnership of the Registrant                      **

  10        Form of Leasing Agent Agreement with Cronos Containers Limited            ***

  27        Financial Data Schedule                                                   Filed with this document



(b)       Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995






----------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CRONOS GLOBAL INCOME FUND XVI, L.P.

                                   By   Cronos Capital Corp.
                                        The General Partner

                                   By   /s/  John Kallas
                                        --------------------------
                                        John Kallas
                                        Vice President/Treasurer and Chief
                                             Financial Officer
                                        Principal Accounting Officer

Date:  March 28, 1996


   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the general partner of the Registrant, in the capacities and on the dates indicated:

       Signature                          Title                             Date
/s/  Dennis J. Tietz             President and Director of            March 28, 1996
-------------------------          Cronos Capital Corp.
Dennis J. Tietz                ("CCC") (Principal Executive
                                      Officer of CCC)

/s/  John Kallas               Vice President/Treasurer and           March 28, 1996
-------------------------         Chief Financial Officer
John Kallas                    (Principal Accounting Officer
                                          of CCC)

/s/  Laurence P. Sargent              Director of CCC                 March 28, 1996
-------------------------
Laurence P. Sargent


/s/  A. Darrell Ponniah               Director of CCC                 March 28, 1996
-------------------------
A. Darrell Ponniah

                                  EXHIBIT INDEX



Exhibit
  No.                               Description                                     Method of Filing
-------                             -----------                                     ----------------
  3(a)    Limited  Partnership  Agreement  of the  Registrant,  amended and         *
          restated as of December 28, 1995

  3(b)    Certificate of Limited Partnership of the Registrant                      **

  10      Form of Leasing Agent Agreement with Cronos Containers Limited            ***

  27      Financial Data Schedule                                                   Filed with this document







----------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)