Form 10-Q
period 1996-03-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 1996-05-15
CIK 1002519

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO


                         Commission file number 0-27496

                       CRONOS GLOBAL INCOME FUND XVI, L.P.
             (Exact name of registrant as specified in its charter)

          California                                             94-3230380
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

         444 Market Street, 15th Floor, San Francisco, California 94111
         (Address of principal executive offices)            (Zip Code)

                                 (415) 677-8990
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No    .
                                        ---      ---

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                                                   PAGE

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1996  and December 31, 1995 (unaudited)                         4

          Statement of Operations for the period March 29, 1996 (Commencement of Operations)

          to March 31, 1996 (unaudited)                                                              5

          Statement of Cash Flows for the period March 29, 1996, (Commencement of Operations)

          to March 31, 1996 (unaudited)                                                              6

          Notes to Financial Statements (unaudited)                                                  7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                11
          Operations


PART II - OTHER INFORMATION

  Item 5. Other Materially Important Events                                                         13


  Item 6. Exhibits and Reports on Form 8-K                                                          14

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of March 31, 1996 and December 31, 1995, statement of operations for the period March 29, 1996 (commencement of operations) to March 31, 1996, and statement of cash flows for the period March 29, 1996 (commencement of operations) to March 31, 1996.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                       March 31,     December 31,
                                                         1996           1995
                                                      -----------    ------------
                 Assets
Current assets
   Cash                                               $ 2,374,560    $       100
   Net lease receivables due from Leasing Company
     (notes 1 and 2)                                        6,944              -
                                                      -----------    -----------
         Total current assets                           2,381,504            100
                                                      -----------    -----------
Container rental equipment, at cost                     3,858,720              -
   Less accumulated depreciation                           18,758              -
                                                      -----------    -----------
     Net container rental equipment                     3,839,962              -
                                                      -----------    -----------
Organizational costs, net                                 118,728              -
                                                      -----------    -----------
                                                      $ 6,340,194    $       100
                                                      ===========    ===========
         Liabilities and Partners' Capital
Current liabilities:
   Due to general partner (notes 1 and 3)             $   355,000          $   -
   Rental equipment payable                             3,674,971              -
   Underwriting commissions payable                       189,157              -
                                                      -----------    -----------
         Total current liabilities                      4,219,128              -
                                                      -----------    -----------
Partners' capital (deficit):
   General partner                                           (169)             -
   Limited partners                                     2,121,235            100
                                                      -----------    -----------
         Total partners' capital                        2,121,066            100
                                                      -----------    -----------
                                                      $ 6,340,194    $       100
                                                      ===========    ===========


        The accompanying notes are an integral part of these statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                  For the Period March 29, 1996,
                                                   Commencement of Operations)
                                                      through March 31, 1996
                                                  ------------------------------

Net lease revenue (notes 1 and 4)                             $  1,910
Other operating expenses:
   Depreciation                                                 18,758
                                                              --------
       Net loss                                               $(16,848)
                                                              ========
Allocation of net loss:
   General partner                                            $   (169)
   Limited partners                                            (16,679)
                                                              --------
                                                              $(16,848)

Limited partners' per unit
   share of net loss                                          $   (.14)
                                                              ========






          The accompanying notes are an integral part of this statement

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                  For the Period March 29, 1996,
                                                   (Commencement of Operations)
                                                     through March 31, 1996
                                                  ------------------------------

Net cash provided by operating activities                   $        -

Cash flows provided by financing activities:
   Capital contributions                                     2,374,460

Net increase in cash and cash equivalents                    2,374,460

Cash and cash equivalents at January 1                             100
                                                            ----------
Cash and cash equivalents at March 31                       $2,374,560
                                                            ==========





          The accompanying notes are an integral part of this statement

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies

      (a) Nature of Operations

          Cronos Global Income Fund XVI, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of California on September 1, 1995, for the purpose of owning and leasing marine cargo containers, special purpose containers and container-related equipment. Cronos Capital Corp. ("CCC") is the general partner and, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages and controls the business of the Partnership.

      (b) Leasing Company and Leasing Agent Agreement

          The Partnership has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards
          (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

          The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

      (c) Basis of Accounting

          The Partnership utilizes the accrual method of accounting. Revenue is recognized when earned.

          The Partnership has determined that for accounting purposes the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

      (d) Financial Statement Presentation

          These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

          The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

          The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1996 and December 31, 1995 were as follows:

                                                               March 31,      December 31,
                                                                 1996             1995
                                                               ---------      ------------
           Lease receivables                                    $8,334           $   -
           Less:
           Direct operating payables and accrued expenses        1,000               -
           Base management fees                                    231               -
           Reimbursed administrative expenses                      159               -
                                                                ------           -----

                                                                $6,944           $   -
                                                                ======           =====

                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(3)   Due to General Partner

      The amounts due to CCC and its affiliates at March 31, 1996 and December 31, 1995, were as follows:

                                                        March 31,   December 31,
                                                          1996          1995
                                                        ---------   ------------
           Acquisition fees                             $183,749       $   -
           Offering and organizational expenses          118,728           -
           Underwriting commissions                       47,489           -
           Other                                           5,034           -
                                                        --------       -----
                                                        $355,000       $   -
                                                        ========       =====


(4)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, the Leasing Company, and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the period March 29, 1996 (commencement of operations) through March 31, 1996 was as follows:

                                                  For the Period March 29, 1996,
                                                   (Commencement of Operations)
                                                       through March 31, 1996
                                                  ------------------------------

           Rental revenue                                     $3,300

           Rental equipment operating expenses                 1,000
           Base management fees                                  231
           Reimbursed administrative expenses                    159
                                                              ------

                                                              $1,910
                                                              ======


                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(5)   Equipment Purchases

      As of March 31, 1996, the Partnership had purchased the following types of equipment:

                                                              Purchased from
                                                Purchased        Container         Total
           Equipment Type                       from CCC       Manufacturers     Purchased
           --------------                       ---------     --------------     ---------
           Dry Cargo Containers:
                  Twenty-foot                       -               600            600
                  Forty-foot                        -                 -              -
                  Forty-foot high-cube              -                 -              -
           Refrigerated Cargo Containers:
                  Twenty-foot                       -                35             35
                  Forty-foot high-cube              -               100(1)         100
           Tank Containers:
                  24,000-liter                      -                17             17

      The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Partnership through March 31, 1996 was $3,674,971, of which the entire amount remained payable to equipment manufacturers. The aggregate equipment had been acquired from third-party container manufacturers located in South Korea, India, the People's Republic of China, Thailand and the United Kingdom. At March 31, 1996, the Partnership has committed to purchase from container manufacturers an additional 1,300 twenty-foot and 100 forty-foot dry cargo containers, and 20 twenty-foot and 100 forty-foot high-cube refrigerated cargo containers, as well as 13 24,000-liter tank containers, at an aggregate manufacturers' invoice cost of approximately $5,635,449. The Partnership expects to accept delivery of this new equipment during the second quarter of 1996. The Partnership's purchase obligations are conditional upon its raising sufficient gross proceeds from its offering and/or borrowing to fund the purchases.







- ------------------

      (1) Amount reflects refrigerated container components accepted by the Partnership. At March 31, 1996, the process of manufacturing each component into a refrigerated cargo container was not complete. The containers are expected to be completed and delivered to the Partnership during the second quarter of 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1996 and December 31, 1995.

      The Registrant is a limited partnership organized under the laws of the State of California on September 1, 1995 for the purpose of owning and leasing marine cargo containers, special purpose containers and container-related equipment. The Registrant was initially capitalized with $100 and commenced offering its limited partnership interests to the public subsequent to December 28, 1995, pursuant to its Registration Statement on Form S-1 (File No. 33-98290). The Registrant commenced operations on March 29, 1996. The offering shall continue until December 27, 1997, or until all of the limited partnership interests are sold, whichever occurs first. At March 31, 1996, the Registrant had raised $2,374,560 through the offering of limited partnership interests. For the period December 28, 1995 to April 15, 1996, the Registrant raised $4,957,220 in subscription proceeds. The following table sets forth the use of said subscription proceeds as of April 15, 1996.

                                                                        Percentage of
                                                            Amount      Gross Proceeds
                                                            ------      --------------
             Gross Subscription Proceeds                 $ 4,957,220        100.0%

             Public Offering Expenses:
                 Underwriting Commissions                    495,722         10.0%
                 Offering and Organizational Expenses        247,861          5.0%
                                                         -----------        -----
                 Total Public Offering Expenses              743,583         15.0%
                                                         -----------        -----
             Net Proceeds                                  4,213,637         85.0%

             Acquisition Fees                                 76,562          1.5%

             Working Capital Reserve                          49,572          1.0%

             Unexpended Proceeds                           2,556,268         51.6%
                                                         -----------        -----
             Gross Proceeds Invested in Equipment        $ 1,531,235         30.9%
                                                         ===========        =====

      At March 31, 1996, the Registrant has committed to purchase from container manufacturers an additional 1,300 twenty-foot and 100 forty-foot dry cargo containers, and 20 twenty-foot and 100 forty-foot high-cube refrigerated cargo containers, as well as 13 24,000-liter tank containers, at an aggregate manufacturers' invoice cost of approximately $5,635,449. The Registrant expects to accept delivery of this new equipment during the second quarter of 1996. The Partnership's purchase obligations are conditional upon its raising sufficient gross proceeds from its offering and/or borrowing to fund the purchases.

2) Material changes in the results of operations between the period ended March 29, 1996 (commencement of operations) to March 31, 1996 and the three-month period ended March 31, 1995.

      The Registrant did not commence operations until March 29, 1996, therefore a discussion of comparative periods cannot be made. For the period March 29, 1996 to March 31, 1996, the Registrant experienced a net loss of $16,848, as depreciation exceeded net lease revenue.

      The Registrant's net lease revenue is directly related to the size of its fleet and the utilization and lease rates of the equipment owned by the Registrant. Direct operating expenses include repositioning costs, storage and handling expenses, agent fees and insurance premiums, as well as provisions for doubtful accounts and repair costs for containers covered under damage protection plans. Direct operating costs are affected by the quantity of off-hire containers as well as the frequency at which the containers are redelivered. During the build-up phase of the Registrant's fleet, direct operating costs may be greater if containers purchased directly from container manufacturers experience an off-hire period while they are marketed and repositioned for initial lease-out, during which period the Registrant experiences storage, handling and repositioning costs. At the same time, direct operating costs may be lessened with respect to containers purchased directly from the general partner which are generally on-hire and generating revenues at the time of purchase.

      The Registrant's fleet size, as measured in twenty-foot equivalent units ("TEU"), and average utilization rates at March 31, 1996 were as follows:

                                                                       March 31,
                                                                          1996
                                                                       ---------
           Fleet size (measured in twenty-foot
              equivalent units (TEU))
                  Dry cargo containers                                    600
                  Refrigerated containers                                  35
                  Tank containers                                          17
           Average utilization
                  Dry cargo containers                                    7.3%
                  Refrigerated containers                                  -
                  Tank containers                                          -

      The utilization rates of the Registrant's fleet are expected to fluctuate during the Registrant's build-up phase of operations during 1996 and 1997.

                           PART II - OTHER INFORMATION

Item 5.   Other Materially Important Events

          Equipment Acquisitions

          Pursuant to its undertakings made in its Registration Statement No. 33-98290, Section 7.2 (h) of the Partnership Agreement, the Registrant had purchased the following types of equipment as of March 31, 1996:

                                                          Purchased from                 Registrant's
                                             Purchased       Container        Total      Average Cost
           Equipment Type                     from CCC     Manufacturers    Purchased   Per Container
           --------------                    ---------    --------------    ---------   -------------
           Dry Cargo Containers:
                  Twenty-foot                     -              600          600         $   2,302
                  Forty-foot                      -              -            -           $     -
                  Forty-foot high-cube            -              -            -           $     -
           Refrigerated Cargo Containers:
                  Twenty-foot                     -               35           35         $  20,886
                  Forty-foot high-cube            -              100(1)       100         $  11,327
           Tank Containers:
                  24,000-liter                    -               17           17         $  25,308


          The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Registrant through March 31, 1996 was $3,674,971, of which the entire amount remained payable to equipment manufacturers. The aggregate equipment had been acquired from third-party container manufacturers located in South Korea, India, the People's Republic of China, Thailand and the United Kingdom. At March 31, 1996, the Registrant has committed to purchase from container manufacturers an additional 1,300 twenty-foot and 100 forty-foot dry cargo containers, and 20 twenty-foot and 100 forty-foot high-cube refrigerated cargo containers, as well as 13 24,000-liter tank containers, at an aggregate manufacturers' invoice cost of approximately $5,635,449.







- ------------------

      (1) Amount reflects refrigerated container components accepted by the Registrant. At March 31, 1996, the process of manufacturing each component into a refrigerated cargo container was not complete. The containers are expected to be completed and delivered to the Registrant during the second quarter of 1996. The average cost of these refrigerated containers is expected to be $20,827 per container.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit
        No.                      Description                          Method of Filing
      -------                    -----------                          ----------------

       3(a)       Limited Partnership Agreement of the Registrant,    *
                  amended and restated as of December 28, 1995

       3(b)       Certificate of Limited Partnership of the           **
                  Registrant

       10         Form of Leasing Agent Agreement with Cronos         ***
                  Containers Limited

       27         Financial Data Schedule                             Filed with this document

(b)   Reports on Form 8-K

      In lieu of filing a current report on Form 8-K, the Registrant has provided in Part II, Item 5 hereof, a description of its purchase of marine cargo containers during the period March 29, 1996 (commencement of operations) to March 31, 1996.














- ----------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CRONOS GLOBAL INCOME FUND XVI, L.P.

                                    By   Cronos Capital Corp.
                                         The General Partner



                                    By    /s/ JOHN KALLAS
                                         ---------------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer


Date:  May 14, 1996

                                  EXHIBIT INDEX



      Exhibit
        No.                      Description                          Method of Filing
      -------                    -----------                          ----------------

       3(a)       Limited Partnership Agreement of the Registrant,    *
                  amended and restated as of December 28, 1995

       3(b)       Certificate of Limited Partnership of the           **
                  Registrant

       10         Form of Leasing Agent Agreement with Cronos         ***
                  Containers Limited

       27         Financial Data Schedule                             Filed with this document




















- ----------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)