Form 10-Q
period 1996-06-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 1996-08-13
CIK 1002519

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                          ------     -----


                         Commission file number 0-27496

                       CRONOS GLOBAL INCOME FUND XVI, L.P.
             (Exact name of registrant as specified in its charter)


          California                                        94-3230380
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

                       CRONOS GLOBAL INCOME FUND XVI, L.P.


                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995                                            4

          Statements of Operations for the three-month period ended June 30, 1996 and the period
          March 29, 1996 (Commencement of Operations) to June 30, 1996 (unaudited)                                    5

          Statement of Cash Flows for the period March 29, 1996, (Commencement of Operations)
          to June 30, 1996 (unaudited)                                                                                6

          Notes to Financial Statements (unaudited)                                                                   7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                      11


PART II - OTHER INFORMATION

  Item 5. Other Materially Important Events                                                                          13

  Item 6. Exhibits and Reports on Form 8-K                                                                           14

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1996 and December 31, 1995, statement of operations for the three months ended June 30, 1996 and the period March 29, 1996 (commencement of operations) to June 30, 1996, and statement of cash flows for the period March 29, 1996 (commencement of operations) to June 30, 1996.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                    June 30,     December 31,
                                                                      1996          1995
                                                                    --------     ------------
                   Assets
Current assets:
     Cash, includes $323,181 at June 30, 1996 and $100
         at December 31, 1995 in interest-bearing accounts       $   330,472        $100
     Short-term investments                                          550,000           -
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                              73,743           -
                                                                 -----------        ----

              Total current assets                                   954,215         100
                                                                 -----------        ----

Container rental equipment, at cost                               18,088,130           -
     Less accumulated depreciation                                   176,366           -
                                                                 -----------        ----
         Net container rental equipment                           17,911,764           -
                                                                 -----------        ----

Organizational costs, net                                            785,953           -
                                                                 -----------        ----

                                                                 $19,651,932        $100
                                                                 ===========        ====
     Liabilities and Partners' Capital

Current liabilities:
     Due to general partner (notes 1 and 3)                      $   260,134        $  -
     Due to manufacturers                                          5,163,393           -
                                                                 -----------        ----

              Total current liabilities                            5,423,527           -
                                                                 -----------        ----
Partners' capital:
     General partner                                                   1,196           -
     Limited partners                                             14,227,209         100
                                                                 -----------        ----

              Total partners' capital                             14,228,405         100
                                                                 -----------        ----

                                                                 $19,651,932        $100
                                                                 ===========        ====

         The accompanying notes are an integral part of these statements

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     Three          For the Period March 29, 1996
                                                   Months Ended       (Commencement of Operations)
                                                   June 30, 1996         through June 30, 1996
                                                   -------------      -----------------------------
Net lease revenue (notes 1 and 4)                    $209,056                  $210,966

Other operating expenses:
     Depreciation and amortization                    163,544                   182,302
     Other general and administrative expenses          5,412                     5,412
                                                     --------                  --------
                                                      168,956                   187,714
                                                     --------                  --------
         Earnings from operations                      40,100                    23,252

Other income:
     Interest income                                   27,874                    27,874
                                                     --------                  --------
         Net earnings                                $ 67,974                  $ 51,126
                                                     ========                  ========

Allocation of net earnings:
     General partner                                 $  1,940                  $  1,771
     Limited partners                                  66,034                    49,355
                                                     --------                  --------
                                                     $ 67,974                  $ 51,126
                                                     ========                  ========
Limited partners' per unit
  share of net earnings                              $    .26                  $    .12
                                                     ========                  ========




        The accompanying notes are an integral part of these statements

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                               For the Period March 29, 1996,
                                                                                (Commencement of Operations)
                                                                                   through June 30, 1996
                                                                               -------------------------------
Net cash provided by operating activities                                             $    160,081

Cash flows used in investing activities:
   Purchase of container rental equipment                                              (12,063,397)
   Acquisition fees to general partner                                                    (603,170)
                                                                                      ------------
         Net cash used in investing activities                                         (12,666,567)
                                                                                      ------------
Cash flows provided by (used in) financing activities:
   Capital contributions                                                                15,786,320
   Underwriting commissions                                                             (1,578,642)
   Offering and organizational expenses                                                   (789,321)
   Distribution to partners                                                                (31,499)
                                                                                      ------------

         Net cash provided by financing activities                                      13,386,858
                                                                                      ------------

Net increase in cash and cash equivalents                                                  880,372

Cash and cash equivalents at January 1                                                         100
                                                                                      ------------
Cash and cash equivalents at June 30                                                  $    880,472
                                                                                      ============


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

                                                                     (Continued)

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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1996 and December 31, 1995 were as follows:

                                                                          June 30,         December 31,
                                                                            1996              1995
                                                                          --------         ------------
Lease receivables, net of doubtful accounts
     of $2,625 at June 30, 1996                                          $397,058              $ -
Less:
Direct operating payables and accrued expenses                            284,785                -
Damage protection reserve                                                     364                -
Base management fees                                                       19,901                -
Reimbursed administrative expenses                                         18,265                -
                                                                         --------              ---
                                                                         $ 73,743              $ -
                                                                         ========              ===

                                                            (Continued)

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Due to General Partner

      The amount due to CCC and its affiliates at June 30, 1996 consists of acquisition fees.


(4)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, the Leasing Company, and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three months ended June 30, 1996 and the period March 29, 1996 (commencement of operations) through June 30, 1996 was as follows:

                                                          Three                     For the Period March 29, 1996
                                                        Months Ended                (Commencement of Operations)
                                                        June 30, 1996                   through June 30, 1996
                                                        -------------               -----------------------------
         Rental revenue                                  $333,195                               $335,495

         Rental equipment operating expenses               83,201                                 83,201
         Base management fees                              22,832                                 23,063
         Reimburse administrative expenses                 18,106                                 18,265
                                                         --------                               --------
                                                         $209,056                               $210,966
                                                         ========                               ========

                                  (Continued)

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(5)   Equipment Purchases

As of June 30, 1996, the Partnership had purchased the following types of equipment:

                                                                                 Purchased from
                                                                   Purchased        Container           Total
         Equipment Type                                            from CCC       Manufacturers       Purchased
         --------------                                            ---------     --------------       ---------

              Dry Cargo Containers:
                  Twenty-foot                                          -            3,486              3,486
                  Forty-foot                                           -              350                350
                  Forty-foot high-cube                                 -              100                100
              Refrigerated Cargo Containers:
                  Twenty-foot                                          -               90                 90
                  Forty-foot high-cube                                 -              200(1)             200
              Tank Containers:
                  Twenty-foot                                          -               48                 48


      The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Partnership through June 30, 1996 was $17,226,780, of which $12,063,397 was paid from the Net Proceeds of this offering, and $5,163,383 remained payable to equipment manufacturers. The aggregate equipment had been acquired from third-party container manufacturers located in South Korea, India, the People's Republic of China, Thailand, Taiwan, Germany and the United Kingdom. At June 30, 1996, the Partnership had committed to purchase from container manufacturers an additional 334 twenty-foot, 2,118 forty-foot and 600 forty-foot high-cube dry cargo containers, as well as 9 twenty-foot tank containers, at an aggregate manufacturers' invoice cost of approximately $11,017,000. The Partnership expects to accept delivery of this new equipment during the third quarter of 1996. The Partnership's purchase obligations are conditional upon its raising sufficient gross proceeds from its offering and/or borrowing to fund the purchases.







- ------------------

      (1) A portion of this amount reflects refrigerated container components accepted by the Partnership. At June 30, 1996, the process of manufacturing each component into a refrigerated cargo container was not complete. The containers are expected to be completed and delivered to the Partnership during the third quarter of 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1996 and December 31, 1995.

   The Registrant is a limited partnership organized under the laws of the State of California on September 1, 1995, for the purpose of owning and leasing marine cargo containers, special purpose containers and container-related equipment. The Registrant was initially capitalized with $100 and commenced offering its limited partnership interests to the public subsequent to December 28, 1995, pursuant to its Registration Statement on Form S-1 (File No. 33-98290). The Registrant commenced operations on March 29, 1996. The offering will continue until December 27, 1997, or until all of the limited partnership interests are sold, whichever occurs first. At June 30, 1996, the Registrant had raised $15,786,420 through the offering of limited partnership interests, from which it had paid brokerage commissions, reimbursed the General Partner for public offering expenses, and purchased equipment. The following table sets forth the use of said subscription proceeds as of June 30, 1996.

                                                                 Percentage of
                                                 Amount          Gross Proceeds
                                                 ------          --------------
Gross Subscription Proceeds                     $15,786,420         100.0%

Public Offering Expenses:
     Underwriting Commissions                     1,578,642          10.0%
     Offering and Organizational Expenses           789,321           5.0%
                                                -----------         -----

         Total Public Offering Expenses           2,367,963          15.0%
                                                -----------         -----

Net Proceeds                                     13,418,457          85.0%

Acquisition Fees                                    603,170           3.8%

Working Capital Reserve                             157,864           1.0%

Unexpended Proceeds                                 594,026           3.8%
                                                -----------         -----

Gross Proceeds Invested in Equipment            $12,063,397          76.4%
                                                ===========         =====


At June 30, 1996, the Registrant had committed to purchase from container manufacturers an additional 334 twenty-foot, 2,118 forty-foot and 600 forty-foot high-cube dry cargo containers, as well as 9 twenty-foot tank containers, at an aggregate manufacturers' invoice cost of approximately $11,017,000. The Registrant expects to accept delivery of this new equipment during the third quarter of 1996. The Partnership's purchase obligations are conditional upon its raising sufficient gross proceeds from its offering and/or borrowing to fund the purchases.

2) Material changes in the results of operations between the three-month periods ended June 30, 1996 and June 30, 1995, the period ended March 29, 1996 (commencement of operations) to June 30, 1996 and the six-month period ended June 30, 1995.

      The Registrant did not commence operations until March 29, 1996, therefore a discussion of comparative periods cannot be made. For the period March 29, 1996 to June 30, 1996, the Registrant's net earnings were $51,126, comprised of net lease revenue, depreciation, other general and administrative expenses and interest income.

      The Registrant's net lease revenue is directly related to the size of its fleet as well as the utilization and lease rates of the equipment owned by the Registrant. Direct operating expenses include repositioning costs, storage and handling expenses, agent fees and insurance premiums, as well as provisions for doubtful accounts and repair costs for containers covered under damage protection plans. Direct operating costs are affected by the quantity of off-hire containers as well as the frequency at which the containers are redelivered. During the build-up phase of the Registrant's fleet, direct operating costs may be greater if containers purchased directly from container manufacturers experience an off-hire period while they are marketed and repositioned for initial lease-out. During that period, the Registrant incurs storage, handling and repositioning costs. At the same time, direct operating costs may be lessened with respect to containers purchased directly from the general partner. Such containers are generally on-hire and generating revenues at the time of purchase.


      The Registrant's fleet size, as measured in twenty-foot equivalent units ("TEU"), and average utilization rates at March 31, 1996 and June 30, 1996 were as follows:

                                                                  March 31,         June 30,
                                                                    1996             1996
                                                                  ---------         -------
         Fleet size (measured in twenty-foot
            equivalent units (TEU)):
                Dry cargo containers                                 600              2,675
                Refrigerated containers                               35                209
                Tank containers                                       17                 36
         Average utilization:
                Dry cargo containers                                 7.3%                39%
                Refrigerated containers                               - %                63%
                Tank containers                                       - %                37%



      The per-diem rental rates and utilization levels of the Registrant's fleet are expected to fluctuate during the Registrant's build-up phase of operations during 1996 and 1997. Additionally, the Registrant commenced its operations during a period of general softening within the container leasing market. At June 30, 1996, container inventories remained at larger-than-usual levels, resulting in lower utilizations. However, the Registrant has benefited from these conditions, as containers have been acquired from manufacturers at favorable prices. Market conditions have also subjected base per-diem rental rates to downward pressures. Since the first quarter of 1996, the Leasing Company has implemented various market strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to higher demand locations in order to counter these market conditions. Accordingly, ancillary per-diems have fluctuated, favoring a downward trend, while free-day incentives offered to shipping companies have risen. Currently, there are no visible signs of improvements in the leasing market and hence further downward pressure on rental rates can be expected in ensuing quarters. As a result, these leasing market conditions should impact the Registrant's results from operations during the remainder of 1996.

                           PART II - OTHER INFORMATION


Item 5.   Other Materially Important Events

          Equipment Acquisitions

          Pursuant to the undertakings made in its Registration Statement No. 33-98290, Section 7.2 (h) of the Partnership Agreement, the Registrant had purchased the following types of equipment as of June 30, 1996:

                                                                       Purchased                        Registrant's
                                               Purchased from       from Container         Total        Average Cost
         Equipment Type                      the General Partner     Manufacturers       Purchased      Per Container
         --------------                      -------------------    --------------       ----------     -------------
         Dry Cargo Containers:
              Twenty-foot                              -                 3,486             3,486            $ 2,393
              Forty-foot                               -                   350               350            $ 3,627
              Forty-foot high-cube                     -                   100               100            $ 3,950
         Refrigerated Cargo Containers:
              Twenty-foot                              -                    90                90            $25,231
              Forty-foot high-cube                     -                   200(1)            200            $18,492
         Tank Containers:
              Twenty-foot                              -                    48                48            $25,405


          The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Registrant through June 30, 1996 was $17,226,780, of which $12,063,397 was paid from the Net Proceeds of this offering, and $5,163,383 remained payable to equipment manufacturers. The aggregate equipment had been acquired from third-party container manufacturers located in South Korea, India, Indonesia, the People's Republic of China, Thailand, Taiwan, Germany and the United Kingdom. At June 30, 1996, the Registrant had committed to purchase from container manufacturers an additional 334 twenty-foot, 2,118 forty-foot and 600 forty-foot high-cube dry cargo containers, as well as 9 twenty-foot tank containers at an aggregate manufacturers' invoice cost of approximately $11,017,000.















- ------------------

      (1) A portion of this amount reflects refrigerated container components accepted by the Registrant. At June 30, 1996, the process of manufacturing each component into a refrigerated cargo container was not complete. The containers are expected to be completed and delivered to the Registrant during the third quarter of 1996. The average cost of these refrigerated containers is expected to be $25,550 per container.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
  No.                                    Description                                         Method of Filing
- -------                                  -----------                                         ----------------
  3(a)             Limited  Partnership  Agreement  of  the  Registrant,   amended  and      *
                   restated as of December 28, 1995

  3(b)             Certificate of Limited Partnership of thebRegistrant                      **

  10               Form of Leasing Agent Agreement with Cronos Containers Limited            ***

  27               Financial Data Schedule                                                   Filed with this document

(b)   Reports on Form 8-K

      In lieu of filing a current report on Form 8-K, the Registrant has provided in Part II, Item 5 hereof, a description of its purchase of marine cargo containers during the period March 29, 1996 (commencement of operations) to June 30, 1996.



















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



                                  CRONOS GLOBAL INCOME FUND XVI, L.P.

                                  By     Cronos Capital Corp.
                                         The General Partner



                                  By     /s/ JOHN KALLAS
                                         ---------------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer



Date:  August 13, 1996

                                 EXHIBIT INDEX

Exhibit
  No.                                    Description                                         Method of Filing
- -------                                  -----------                                         ----------------
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