Form 10-Q
period 1996-09-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 1996-11-12
CIK 1002519

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
        __________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No     .
                                       ----      ----

                       CRONOS GLOBAL INCOME FUND XVI, L.P.


                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                                                                               PAGE
PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995                                               4

              Statements of Operations for the three-month period ended September 30, 1996 and the period
              March 29, 1996 (Commencement of Operations) to September 30, 1996 (unaudited)                                       5

              Statement of Cash Flows for the period March 29, 1996, (Commencement of Operations)
              to September 30, 1996 (unaudited)                                                                                   6

              Notes to Financial Statements (unaudited)                                                                           7

  Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                              11


PART II - OTHER INFORMATION

  Item 5.     Other Materially Important Events                                                                                  14

  Item 6.     Exhibits and Reports on Form 8-K                                                                                   15

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements

              Presented herein are the Registrant's balance sheets as of September 30, 1996 and December 31, 1995, statements of operations for the three months ended September 30, 1996 and the period March 29, 1996 (commencement of operations) to September 30, 1996, and statement of cash flows for the period March 29, 1996 (commencement of operations) to September 30, 1996.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                           September 30,      December 31,
                                                                               1996               1995
                                                                           ------------       ------------
                           Assets
        Current assets:
              Cash, includes $553,834 at September 30, 1996 and $100
                    at December 31, 1995 in interest-bearing accounts      $    805,109       $        100
              Net lease receivables due from Leasing Company
                    (notes 1 and 2)                                             260,523                 --
                                                                           ------------       ------------

                          Total current assets                                1,065,632                100
                                                                           ------------       ------------

        Container rental equipment, at cost                                  23,304,430                 --
              Less accumulated depreciation                                     545,765                 --
                                                                           ------------       ------------
                    Net container rental equipment                           22,758,665                 --
                                                                           ------------       ------------

        Organizational costs, net                                             1,077,407                 --
                                                                           ------------       ------------

                                                                           $ 24,901,704       $        100
                                                                           ============       ============

              Liabilities and Partners' Capital

        Current liabilities:
              Due to general partner (notes 1 and 3)                       $    103,202       $         --
              Due to manufacturers                                            1,980,660                 --
                                                                           ------------       ------------

                          Total current liabilities                           2,083,862                 --
                                                                           ------------       ------------

        Partners' capital (deficit):
              General partner                                                      (409)                --
              Limited partners                                               22,818,251                100
                                                                           ------------       ------------

                          Total partners' capital                            22,817,842                100
                                                                           ------------       ------------

                                                                           $ 24,901,704       $        100
                                                                           ============       ============

         The accompanying notes are an integral part of these statements

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)





                                                               Three             For the Period March 29, 1996
                                                            Months Ended         (Commencement of Operations)
                                                         September 30, 1996       through September 30, 1996
                                                         ------------------      -----------------------------


Net lease revenue (notes 1 and 4)                             $474,803                        $685,769

Other operating expenses:
      Depreciation and amortization                            408,993                         591,295
      Other general and administrative expenses                  6,591                          12,003
                                                              --------                        --------
                                                               415,584                         603,298
                                                              --------                        --------

            Earnings from operations                            59,219                          82,471

Other income:
      Interest income                                           12,663                          40,537
                                                              --------                        --------

            Net earnings                                      $ 71,882                        $123,008
                                                              ========                        ========

Allocation of net earnings:
      General partner                                         $ 10,025                        $ 11,796
      Limited partners                                          61,857                         111,212
                                                              --------                        --------
                                                              $ 71,882                        $123,008
                                                              ========                        ========
Limited partners' per unit
  share of net earnings                                       $    .06                        $    .15
                                                              ========                        ========

         The accompanying notes are an integral part of these statements

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)



                                                  For the Period March 29, 1996,
                                                   (Commencement of Operations)
                                                    through September 30, 1996
                                                  ------------------------------

Net cash provided by operating activities                         $    456,296
Cash flows used in investing activities:
   Purchase of container rental equipment                          (20,212,460)
   Acquisition fees to general partner                              (1,010,623)
                                                                  ------------
            Net cash used in investing activities                  (21,223,083)
                                                                  ------------

Cash flows provided by (used in) financing activities:
   Capital contributions                                            25,509,480
   Underwriting commissions                                         (2,550,858)
   Offering and organizational expenses                             (1,122,938)
   Distribution to partners                                           (263,888)
                                                                  ------------
            Net cash provided by financing activities               21,571,796
                                                                  ------------

Net increase in cash and cash equivalents                              805,009

Cash and cash equivalents at January 1                                     100
                                                                  ------------

Cash and cash equivalents at September 30                         $    805,109
                                                                  ============

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


(2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1996 and December 31, 1995 were as follows:

                                                               September 30,       December 31,
                                                                   1996                1995
                                                               -------------       ------------
        Lease receivables, net of doubtful accounts
              of $6,955 at September 30, 1996                     $633,816            $  --
        Less:
        Direct operating payables and accrued expenses             244,431               --
        Damage protection reserve                                    5,800               --
        Base management fees                                        66,229               --
        Reimbursed administrative expenses                          56,833               --
                                                                  --------            -----
                                                                  $260,523            $  --
                                                                  ========            =====

                                                                    (Continued)

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)     Due to General Partner

        The amount due to CCC and its affiliates at September 30, 1996 consists of acquisition fees.


(4)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, the Leasing Company, and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three months ended September 30, 1996 and the period March 29, 1996 (commencement of operations) through September 30, 1996 was as follows:

                                                            Three          For the Period March 29, 1996
                                                         Months Ended       (Commencement of Operations)
                                                      September 30, 1996     through September 30, 1996
                                                      ------------------   -----------------------------

        Rental revenue                                     $  702,215                $1,037,710
        Rental equipment operating expenses                   140,061                   223,262
        Base management fees                                   48,783                    71,846
        Reimburse administrative expenses                      38,568                    56,833
                                                           ----------                ----------
                                                           $  474,803                $  685,769
                                                           ==========                ==========

                                                                    (Continued)

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(5)     Equipment Purchases

        As of September 30, 1996, the Partnership had purchased the following types of equipment:

                                                          Purchased from
                                             Purchased      Container       Total
        Equipment Type                       from CCC     Manufacturers   Purchased
        --------------                       ---------    --------------  ---------

        Dry Cargo Containers:
              Twenty-foot                       -          3,477          3,477
              Forty-foot                        -            449            449
              Forty-foot high-cube              -            360            360
        Refrigerated Cargo Containers:
              Twenty-foot                       -             90             90
              Forty-foot high-cube              -            300            300
        Tank Containers:
              Twenty-foot                       -             52             52

        The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Partnership through September 30, 1996 was $22,193,120, of which $20,212,460 was paid from the Net Proceeds of this offering, and $1,980,660 remained payable to equipment manufacturers. This equipment had been acquired from third-party container manufacturers located in Taiwan, South Korea, India, the People's Republic of China, Thailand, Germany, Mexico, and the United Kingdom. At September 30, 1996, the Partnership had committed to purchase from container manufacturers an additional 200 forty-foot and 100 forty-foot high-cube dry cargo containers, at an aggregate manufacturers' invoice cost of approximately $1,004,500. The Partnership expects to accept delivery of this new equipment during the fourth quarter of 1996. The Partnership's purchase obligations are conditional upon its raising sufficient gross proceeds from its offering to fund the purchases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1996 and December 31, 1995.

            The Registrant's primary objective is to generate cash flow from operations for distribution to its Limited Partners. Aside from the initial working capital reserve retained from Gross Proceeds (equal to approximately 1% of such Proceeds), the Registrant relies primarily on net lease revenue receipts to meet this objective.

            The Registrant commenced offering limited partnership interests to the public on December 28, 1995. The Registrant commenced operations on March 29, 1996 when the minimum subscription proceeds of $2,000,000 were obtained from at least 100 subscribers (excluding from such count, Pennsylvania residents, the General Partner, and affiliates of the General Partner). At September 30, 1996, the Registrant had raised $25,508,580 through the offering of limited partnership interests, from which it had paid brokerage commissions, reimbursed the General Partner for public offering expenses, and purchased equipment. The offering of the Partnership interests shall continue until no later than December 27, 1997, or until all of the units are sold, whichever first occurs.

            The Registrant's cash balances as of September 30, 1996 included the unused proceeds of the offering, together with interest earned thereon and amounts reserved as working capital. The following table sets forth the use of said subscription proceeds as of September 30, 1996.

                                                                                  Percentage of
                                                                  Amount          Gross Proceeds
                                                                  ------          --------------

            Gross Subscription Proceeds                         $25,508,580          100.0%

            Public Offering Expenses:
                  Underwriting Commissions                        2,550,858           10.0%
                  Offering and Organizational Expenses            1,122,938            4.4%
                                                                -----------          -----

                        Total Public Offering Expenses            3,673,796           14.4%
                                                                -----------          -----

            Net Proceeds                                         21,834,784           85.6%

            Acquisition Fees                                      1,010,623            4.0%

            Working Capital Reserve                                 255,086            1.0%

            Unexpended Proceeds                                     356,615            1.4%
                                                                -----------          -----

            Gross Proceeds Invested in Equipment                $20,212,460           79.2%
                                                                ===========          =====


            Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Registrant. During the Registrant's first year of operations, and pending the build-up of the Registrant's fleet of Equipment, the General Partner and its affiliates have agreed to defer the deduction of all base management fees and reimbursable administrative expenses from the leasing receivables due to the Registrant. At September 30, 1996, these deferred fees and expenses totaled $123,062.

            At September 30, 1996, the Registrant had committed to purchase from container manufacturers an additional 200 twenty-foot and 100 forty-foot high-cube dry cargo containers at an aggregate manufacturers' invoice cost of approximately $1,004,500. The Registrant expects to accept delivery of this new Equipment during the fourth quarter of 1996. The Registrant's purchase obligations are conditional upon its raising sufficient gross proceeds from its offering to fund the purchases. To date, the Registrant has not sought a bridge loan. The Registrant may secure a bridge loan from one or more unaffiliated commercial lending sources to allow the Registrant to take advantage of Equipment purchasing opportunities during the remaining period of time that the units of the Registrant are offered and sold to the public.

            Cash distributions from operations are allocated 5% to the General Partner and 95% to the Limited Partners. Distribution of sales proceeds are allocated 1% to the General Partner and 99% to the Limited Partners. This sharing arrangement will remain in place until the Limited Partners receive aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily) annual return on their adjusted capital contributions. Thereafter, all distributions will be allocated 15% to the General Partner and 85% to the Limited Partners. Distributions are paid monthly, based upon cash flow from operations and cash generated from container sales proceeds. During its initial years of operations and at the discretion of the General Partner, the Registrant will use cash generated from sales proceeds to purchase and replace Equipment which have been lost or damaged beyond repair. During the period from March 29, 1996 through September 30, 1996, the Registrant provided cash from operations in the amount of $456,296 and distributed $250,683 and $13,205 to the Limited Partners and the General Partner, respectively.


2) Material changes in the results of operations between the three-month periods ended September 30, 1996 and September 30, 1995, the period ended March 29, 1996 (commencement of operations) to September 30, 1996 and the nine-month period ended September 30, 1995.

            The Registrant did not commence operations until March 29, 1996, therefore a discussion of comparative periods cannot be made. For the period March 29, 1996 to September 30, 1996, the Registrant's net earnings were $123,008, comprised of net lease revenue, less depreciation and amortization of $591,295, as well as other general and administrative expenses and interest income.

            The Registrant's net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from the rental revenues billed by the Leasing Company from the leasing of the Registrant's containers. The Registrant's net lease revenue is directly related to the size of its fleet as well as the utilization and lease rates of the equipment owned by the Registrant. Direct operating expenses include repositioning costs, storage and handling expenses, agent fees and insurance premiums, as well as provisions for doubtful accounts and repair costs for containers covered under damage protection plans. Direct operating costs are affected by the quantity of off-hire containers as well as the frequency at which the containers are redelivered. During the build-up phase of the Registrant's fleet, direct operating costs may be greater if containers purchased directly from container manufacturers experience an off-hire period while they are marketed and repositioned for initial lease-out. During that period, the Registrant incurs storage, handling and repositioning costs. At the same time, direct operating costs may be lessened with respect to containers purchased directly from the General Partner. Such containers are generally on-hire and generating revenues at the time of purchase.

            The Registrant's fleet size, as measured in twenty-foot equivalent units ("TEU"), and average utilization rates at March 31, 1996, June 30, 1996 and September 30, 1996 were as follows:


                                               March 31,        June 30,        September 30,
                                                 1996             1996               1996
                                             -------------    -------------     -------------
        Fleet size (measured in twenty-
          foot equivalent units (TEU)):

              Dry cargo containers               600             4,386             5,095
              Refrigerated containers            235               490               690
              Tank containers                     17                48                52
        Average utilization:
              Dry cargo containers               15.5%            63.4%             70.4%
              Refrigerated containers            - %              88.7%             52.3%
              Tank containers                    - %              75.0%             88.5%


        The Registrant commenced its operations during a period of general softening within the container leasing market. At September 30, 1996, container inventories industry wide remained at larger-than-usual levels, resulting in lower utilizations. One positive effect of these excess inventories is that the Registrant has acquired containers from manufacturers at favorable prices. Market conditions have subjected base per-diem rental rates to downward pressures. Since the first quarter of 1996, the Leasing Company has implemented various market strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to higher demand locations in order to counter these market conditions. Ancillary revenues have fluctuated, favoring a downward trend. At the same time, incentives offered to shipping companies in the form of free days have risen. Currently, there are no visible signs of improvement in the leasing market and hence further downward pressure on rental rates can be expected in ensuing quarters. These leasing market conditions should restrain the Registrant's results from operations during its build-up phase of operations during 1996 and 1997.

                           PART II - OTHER INFORMATION


Item 5. Other Materially Important Events

              Equipment Acquisitions

              Pursuant to the undertakings made in its Registration Statement No. 33-98290, Section 7.2 (h) of the Partnership Agreement, the Registrant had purchased the following types of equipment as of September 30, 1996:


                                                                  Purchased                    Registrant's
                                             Purchased from     from Container      Total      Average Cost
            Equipment Type                 the General Partner  Manufacturers     Purchased    Per Container
            --------------                 -------------------  --------------    ---------    -------------

              Dry Cargo Containers:
                    Twenty-foot                     -               3,477            3,477          $ 2,369
                    Forty-foot                      -                 449              449          $ 3,558
                    Forty-foot high-cube            -                 360              360          $ 4,001
              Refrigerated Cargo Containers:
                    Twenty-foot                     -                  90               90          $21,108
                    Forty-foot high-cube            -                 300              300          $25,655
              Tank Containers:
                    Twenty-foot                     -                  52               52          $25,393

              The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Registrant through September 30, 1996 was $22,193,120, of which $20,212,460 was paid from the Net Proceeds of this offering, and $1,980,660 remained payable to equipment manufacturers. This equipment had been acquired from third-party container manufacturers located in Taiwan, South Korea, India, the People's Republic of China, Thailand, Germany, Mexico, and the United Kingdom. At September 30, 1996, the Registrant had committed to purchase from container manufacturers an additional 200 forty-foot and 100 forty-foot high-cube dry cargo containers, at an aggregate manufacturers' invoice cost of approximately $1,004,500.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits



   Exhibit
     No.                     Description                                      Method of Filing
   -------                   -----------                                      ----------------

   3(a)      Limited Partnership Agreement of the Registrant, amended and
             restated as of December 28, 1995                                    *

   3(b)      Certificate of Limited Partnership of the Registrant                **

   10        Form of Leasing Agent Agreement with Cronos Containers              ***
             Limited

   27        Financial Data Schedule                                             Filed with this document


(b)     Reports on Form 8-K

        In lieu of filing a current report on Form 8-K, the Registrant has provided in Part II, Item 5 hereof, a description of its purchase of marine cargo containers during the period March 29, 1996 (commencement of operations) to September 30, 1996.



---------------------

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



                                  CRONOS GLOBAL INCOME FUND XVI, L.P.

                                  By  Cronos Capital Corp.
                                      The General Partner



                                  By  /s/ JOHN KALLAS
                                      --------------------------
                                      John Kallas
                                      Vice President, Treasurer
                                      Principal Financial & Accounting Officer



Date:  November 11, 1996

                                  EXHIBIT INDEX

   Exhibit
     No.                     Description                                      Method of Filing
   -------                   -----------                                      ----------------

   3(a)      Limited Partnership Agreement of the Registrant, amended and
             restated as of December 28, 1995                                 *

   3(b)      Certificate of Limited Partnership of the Registrant             **

   10        Form of Leasing Agent Agreement with Cronos Containers           ***
             Limited

   27        Financial Data Schedule                                          Filed with this document

---------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)