Form 10-K
period 1996-12-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 1997-06-16
CIK 1002519

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 $ 250.00

                   For the fiscal year ended December 31, 1996

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

        Registrant's telephone number, including area code (415)677-8990

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
        Title of each class                           which registered
        -------------------                       ------------------------
          Not Applicable


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable.

                       Documents Incorporated by Reference

PART I
Item 1 - Business               Prospectus of Cronos Global Income Fund XVI, L.P., dated December 28, 1995 included as part of Registration Statement on Form S-1 (No. 33-98290) and
                                supplement thereto dated February 6, 1997

                                Certificate of Limited Partnership of Cronos Global Income Fund XVI, L.P., filed as
                                Exhibit 3.2 to the Registration Statement on Form S-1

                                Form of Leasing Agent Agreement with Cronos Containers Limited, filed as
                                Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

PART II
Item 9 - Changes in and         Current Reports on Form 8-K of Cronos Global Income Fund XVI, L.P., filed
         Disagreements with     February 6, 1997 and April 14, 1997, respectively, and Amendment No. 1 to Current
         Accountants on         Report on Form 8-K filed February 26, 1997.
         Accounting and
         Financial Disclosure

                         PART I - FINANCIAL INFORMATION

Item 1. Business

    (a) General Development of Business

    The Registrant is a limited partnership organized under the laws of the State of California on September 1, 1995, for the purpose of owning and leasing marine cargo containers, special purpose containers and container-related equipment. The Registrant was initially capitalized with $100 and commenced offering its limited partnership interests to the public subsequent to December 28, 1995, pursuant to its Registration Statement on Form S-1 (File No. 33-98290). The Registrant had no securities holders as defined by the Securities and Exchange Act of 1934 as of December 31, 1995. Additionally, the Registrant was not engaged in any trade of business during the period covered by the report, as the offering broke initial impound on March 29, 1996. On February 3, 1997, Cronos Capital Corp. ("CCC"), the general partner, suspended the offer and sale of units in the Registrant. Information concerning the suspended offer and sale of units in the Registrant, is incorporated by reference to the discussion in the Supplement dated February 6, 1997 to the Registration Statement on Form S-1 (No. 33-98290), dated December 28, 1995 as supplemented December 27, 1996. The offering terminates December 27, 1997.

    The Registrant raised $31,993,340 in subscription proceeds. The following table sets forth the use of said subscription proceeds as of May 31, 1997.

                                                                  Percentage of
                                                     Amount       Gross Proceeds

     Gross Subscription Proceeds                  $31,993,340           100.0%

     Public Offering Expenses:
         Underwriting Commissions                 $ 3,199,334            10.0%
         Offering and Organization Expenses       $ 1,481,117             4.6%
                                                  -----------     -----------

         Total Public Offering Expenses           $ 4,680,451            14.6%
                                                  -----------     -----------

     Net Proceeds                                 $27,312,889            85.4%

     Acquisition Fees                             $ 1,266,834             4.0%

     Working Capital Reserve                      $   319,933             1.0%

     Unexpended Proceeds                          $   389,448             1.2%
                                                  -----------     -----------

     Gross Proceeds Invested in Equipment         $25,336,674            79.2%
                                                  ===========     ===========

    The general partner, CCC, is a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of The Cronos Group, a Luxembourg company. These and other affiliated companies are ultimately wholly-owned by The Cronos Group, a holding company registered in Luxembourg ("the Holding Company") and are collectively referred to as the "Group". The activities of the container division of the Group are managed through the Group's subsidiary in the United Kingdom, Cronos Containers Limited ("the Leasing Company"). The Leasing Company manages the leasing operations of all equipment owned or managed by the Group on its own behalf or on behalf of other third-party container owners, including all other programs organized by CCC.

    On October 9, 1995, the Leasing Company entered into a Leasing Agent Agreement with the Registrant assuming the responsibility for all container leasing activities.

    For information concerning the containers acquired by the Registrant, see
Item 2, "Properties."

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

    Standard dry cargo containers are rectangular boxes with no moving parts, other than doors, and are typically made of steel. They are constructed to carry a wide variety of cargos ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers include, among others, refrigerated containers for the transport of temperature-sensitive goods and tank containers for the carriage of liquid cargo. Dry cargo containers constitute approximately 87% of the worldwide container fleet. Refrigerated and tank containers constitute approximately 6% of the worldwide container fleet, with open-tops and other specialized containers constituting the remainder.

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

    The logistical advantages and reduced freight rates brought about by containerization have been a major catalyst for world trade growth during the last twenty-five years, which in turn has generated increased demand for containerization. The world container fleet has grown from an estimated 270 thousand TEU in 1969 to 10 million TEU in mid-1996, and according to industry data, growth of containerized shipping since 1987 has generally averaged two to three times that of average GDP growth in industrialized countries.

    The rapid growth of containerization began with the standardization of equipment sizes by international agreement in the late 1960's. Initially confined to the highly competitive trade routes among the industrialized nations, containerization expanded into substantially all free-world trade routes by the early 1970's.

    Throughout the decade of the 1970's, conversion from break bulk shipping methods to containers gained momentum in an environment of generally robust growth in world trade (except during the 1975-76 world-wide recession). Both shipping lines and container leasing companies responded to this growing market demand with major container purchases, while container manufacturers substantially boosted production capacity.

    During the early and mid-1980's, the container industry encountered alternating periods of slow trade growth, creating excess container capacity, followed by periods of economic recovery. From the late 1980s to 1991, the container industry generally experienced a balance in supply and demand for equipment. In 1992, companies embarked on ambitious container production programs encouraged by positive economic forecasts and the profitability of the industry in previous years. This produced an oversupply of containers as some of the major world economies slipped into recession and ocean carriers and leasing companies built up large container inventories. During 1993, container purchasing declined, generally helping to reduce the oversupply of containers.

    During 1994 and 1995, the world's major industrialized nations emerged from a global economic recession. Consequently, excess equipment inventories that had resulted from the sluggish growth in world trade during 1992 and 1993, as well as increased production capacity, were absorbed. Since 1995, the container industry's fleet grew from a size of approximately nine million TEU to approximately 10 million TEU, equivalent to a growth of almost 11%, representing one of the industry's largest fleet expansions to date. The primary factor driving demand during 1995 and 1996 has been the steady introduction of new containership tonnage, which grew at a rate comparable to the container industry's fleet. However, the growth in the container industry's fleet, as well as containership tonnage, outpaced increases in worldwide containerized trade, estimated to be approximately 8%-10% during 1995 and 6-7% during 1996. As a result, a general surplus capacity arose, in both containership tonnage and containers, contributing to the current recession that has impacted the container leasing industry. Additionally, during 1995 and 1996, container prices steadily declined to levels not seen in a decade, resulting in ocean carriers purchasing containers for their own account, further reducing the demand for leased containers and since mid-1995, contributing to a decline in container utilization and per-diem rental rates throughout the container leasing industry.

    The Registrant believes that growth of containerization will continue in subsequent years for the following reasons:

    o Lower freight rates resulting from containerization are generating new cargos that previously were not economical to export. Containerization provides inexpensive, timely and secure transport to manufacturers allowing them to take advantage of regional opportunities in technology or labor, and to move products to different locations at various stages of production;

    o Intermodal traffic is expected to continue to grow, and industrialized countries are continuing to improve intermodal infrastructure (i.e., railways, roads and ports);

    o Shippers continue to demand transportation of cargo by containers rather than break-bulk;

    o Countries with rapidly-growing economies in emerging markets are continuing to build new container port facilities that accommodate an increased flow of containerized trade; and

    o Recent trade agreements, such as the North American Free Trade Agreement ("NAFTA") and the General Agreement on Tariffs and Trade ("GATT"), should further stimulate world trade, and, therefore containerized trade.

    The container leasing industry has been a significant contributor to the growth of containerization, and, in 1996, had an approximately 46% share of the total world container fleet with ocean carriers holding most of the remainder. To an ocean carrier, the primary benefits of leasing rather than owning containers are the following:

    o Reduced Capital Expenditures. Leasing is an attractive option to ocean carriers because ownership of containers requires significant capital expenditures. Carriers constantly evaluate their investment strategy, with container purchasing competing directly with other expenditure requirements, such as ship purchases, ship conversions and terminal improvements. Container leasing allows ocean carriers to invest capital in assets that are more central to their business.

    o Improved Asset Management. Trade flow imbalances and seasonal demands frequently leave ocean carriers with regional surpluses or shortages of containers, requiring costly repositioning of empty containers. Leasing companies help ocean carriers manage these trade imbalances by providing the inventory to service demand, reducing the costs of maintaining local inventories and minimizing repositioning expenses. By matching different carriers' container needs, leasing companies can reduce their own risks of container inventory imbalances and seasonality through a portfolio of lessees as well as variations in lease terms.

    o Increased Container Fleet Flexibility. Ocean carriers benefit from the variety of lease types offered by leasing companies such as the master lease, long-term and short-term lease and direct financing lease. These various leases give ocean carriers flexibility in sizing their fleets while minimizing capital costs. For example, master lease agreements give ocean carriers the option of adjusting the size of their fleets, with the flexibility to pick-up and drop-off containers at various locations around the world.

    Dry cargo containers are the most-commonly used type of container in the shipping industry. The Registrant's dry cargo container fleet is constructed of all Corten(R) steel (Corten(R) roofs, walls, doors and undercarriage), a high-tensile steel yielding greater damage and corrosion resistance than mild steel.

    Refrigerated containers are used to transport temperature-sensitive products such as meat, fruit, vegetables and photographic film. All of the Registrant's refrigerated containers have high-grade stainless steel interiors. The Registrant's 20-foot refrigerated containers have high-grade stainless steel walls, while the Registrant's 40-foot refrigerated containers are steel framed with aluminum outer walls to reduce weight. As with the dry cargo containers, all refrigerated containers are designed to minimize repair and maintenance and maximize damage resistance. The Registrant's refrigerated containers are designed and manufactured to include the latest generation refrigeration equipment, with modular microprocessors controlling and monitoring the container.

    The Registrant's tank containers are constructed in compliance with International Maritime Organization ("IMO") standards and recommendations. The tanks purchased by the Registrant are all IMO-1 type tanks, constructed to comply with IMO recommendations which require specific pressure ratings and shell thicknesses. These containers are designed to carry highly-inflammable materials, corrosives, toxics and oxidizing substances, but are also capable of carrying non-hazardous materials and foodstuffs. They have a capacity of 21,000-24,000 liters and are insulated and equipped with steam and/or electrical heating.

    The Registrant's containers are leased primarily to ocean-going steamship companies operating in major trade routes (see Item 1(d)). Most if not all of the Registrant's marine dry cargo containers are leased pursuant to operating leases, primarily master leases, where the containers are leased to the ocean carrier on a daily basis for any desired length of time, with the flexibility of picking up and dropping off containers at various agreed upon locations around the world and, secondarily, term leases (1-5 years) and one-way or round-trip leases. Special purpose containers acquired by the Registrant, including refrigerated and tank containers, are generally committed to term leases, where the high cost of interchanging the higher value specialized container makes master lease agreements less attractive to customers.

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

    Term lease agreements. Term lease agreements include short-term and long-term leases. Long-term lease agreements define the number of containers to be leased, the pick-up and drop-off locations, the applicable per-diem rate for the duration of the lease and the early termination penalties that may apply in the event of early redelivery. Ocean carriers use long-term leases when they have a need for identified containers for a specified term. Long-term leases usually are not terminated early by the customer and provide the Registrant with stable and relatively predictable sources of revenue, although per-diem rates and ancillary charges are lower under long-term leases than under master lease agreements. Short-term lease agreements have a duration of less than one year and include one-way, repositioning and round-trip leases. They differ from master leases in that they define the number and the term of containers to be leased. Ocean carriers use one-way leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another after one or more legs of a voyage. Except for direct financing leases, lease rates typically are highest for short-term leases.

    Under these leases, customers are responsible for paying all taxes and service charges arising from container use, maintaining the containers in good and safe operating condition while on lease and paying for repairs upon redelivery, other than ordinary wear and tear. Some leases provide for a "damage protection plan" whereby lessees, for an additional payment (which may be in the form of a higher per-diem rate), are relieved of the responsibility of paying some of the repair costs upon redelivery of the containers. The Leasing Company has historically provided this service on a limited basis to selected customers. Repairs provided under such plans are carried out by the same depots, under the same procedures, as are repairs to containers not covered by such plans. Customers also are required to insure leased containers against physical damage and loss, and against third party liability for loss, damage, bodily injury or death.

    All containers are inspected and repaired when redelivered by a customer, and customers are obligated to pay for all damage repair, excluding wear and tear, according to standardized industry guidelines. Depots in major port areas perform repair and maintenance which is verified by independent surveyors or the Leasing Company's technical and operations staff.

    Before any repair or refurbishment is authorized on older containers in the Registrant's fleet, the Leasing Company's technical and operations staff reviews the age, condition and type of container and its suitability for continued leasing. The Leasing Company compares the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and makes the appropriate decision whether to repair or sell the container.

    The non-cancelable terms of the operating leases of the Registrant's containers will not be sufficient to return to the Registrant as lessor the purchase price of the equipment. In order to recover the original investment in the equipment and achieve an adequate return thereon, it is necessary to renew the lease, lease the equipment to another lessee at the end of the initial lease term, or sell the equipment.

    The Registrant estimates that a dry cargo or refrigerated container may be used as a leased marine cargo container for a period ranging from 10 to 15 years. Tank containers generally may be used for 12 to 18 years. The Registrant disposes of used containers in a worldwide market for used containers in which buyers include wholesalers, mini-storage operators, construction companies and others. The market for used refrigerated and tank containers is not as developed as the market for used dry cargo containers. Although used refrigerated and tank containers will command a higher price than a dry cargo container, a dry cargo container will bring a higher percentage of its original price. As the Registrant's fleet ages, a larger proportion of its revenues will be derived from selling its containers.

    Of the 3,477 twenty-foot, 750 forty-foot and 460 forty-foot high-cube marine dry cargo containers, the 90 twenty-foot and 300 forty-foot refrigerated marine cargo containers, and the 52 twenty-four thousand liter tanks owned by the Registrant as of December 31, 1996, 2,916 twenty-foot (or 84% thereof), 430 forty-foot (or 57% thereof) and 417 forty-foot high-cube marine dry cargo containers (or 91% thereof), 81 twenty-foot (or 90% thereof) and 221 forty-foot refrigerated containers (or 74% thereof), and 46 twenty-four thousand liter tanks (or 88% thereof) were on lease. The following table sets forth the information on the lease terms with respect to the containers on lease:

                                                Number of
                                                Containers
     20-Foot Dry Cargo Containers:
       Term Leases                                 899
       Master Leases                             2,017

     40-Foot Dry Cargo Containers:
       Term Leases                                 215
       Master Leases                               215

     40-Foot High-Cube Dry Cargo Containers:
       Term Leases                                 100
       Master Leases                               317

     20-Foot Refrigerated Cargo Containers:
       Term Leases                                  40
       Master Leases                                41

     40-Foot Refrigerated Cargo Containers:
       Term Leases                                 221
       Master Leases                                --

     24,000-Liter Tank Containers:
       Term Leases                                  41
       Master Leases                                 5

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

    The Registrant's sales and marketing operations are conducted through the Leasing Company, in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Windsor, England; Hamburg; Antwerp; Auckland; Genoa; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; and Shanghai. Each of the Leasing Company's area offices and dedicated agents is staffed with local people familiar with the customers and language of the region. The Leasing Company's marketing directors have been employed in the container industry in their respective regions for an average of 16 years, building direct personal relationships with the local ocean carriers and locally based representatives of other ocean carriers.

    The Leasing Company also maintains agency relationships with over 40 independent agents around the world, who are generally paid a commission based upon the amount of revenues they generate in the region or the number of containers that are leased from their area on behalf of the Registrant. They are located in jurisdictions where the volume of the Leasing Company's business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. These agents provide marketing support to the area offices covering the region, together with limited operational support.

    In addition, the Leasing Company relies on the services of over 350 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Company's area offices authorize all container movements into and out of the depot and supervise all repair and maintenance performed by the depot. The Leasing Company's technical staff sets the standards for repair of its owned and managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a vital link to the Leasing Company's operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for releasing to the next, and the point when the Leasing Company's area offices report the container's movements onto the Leasing Company's equipment tracking system. The Leasing Company's computer system has the capability to accommodate future developments, such as allowing depots access to record directly on the system the on-hire and off-hire activity of containers delivered into the depot. It also has the capability of verifying the terms of redelivery authorized by the area offices. These functions are currently being performed by the Leasing Company's area offices.

    (c)(1)(ii) Inapplicable.

    (c)(1)(iii) Inapplicable.

    (c)(1)(iv) Inapplicable.

    (c)(1)(v) The Registrant's containers are leased globally, therefore, seasonal fluctuations are minimal. Other economic and business factors to which the transportation industry in general and the container leasing industry in particular are subject, include fluctuations in supply and demand for equipment resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards.

    (c)(1)(vi) The Registrant established a working capital reserve of approximately 1% of subscription proceeds raised. In addition, the Registrant may reserve additional amounts from anticipated cash distributions to the partners to meet working capital requirements.

    Amounts due under master leases are calculated at the end of each month and billed approximately six to eight days thereafter. Amounts due under short-term and long-term leases are set forth in the respective lease agreements and are generally payable monthly. Past due penalties are not customarily collected from lessees, and accordingly are not generally levied by the Leasing Company against lessees of the Registrant's containers.

    (c)(1)(vii) One lessee contributed approximately 11.2% ($210,114) of the rental revenue earned during 1996. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

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

    The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business, including Genstar Container Corp., Transamerica Leasing, Triton Container International Ltd., Textainer Corp. and others. In a series of recent consolidations, one of the major leasing companies, as well as some smaller ones, have been acquired by competitors. It is estimated that at the end of 1996, the ten largest leasing companies (including the Leasing Company) represented 93% of the global leased fleet. Genstar Container Corp. and Transamerica Leasing, the two largest container leasing companies, had approximately 47% of the worldwide leased container fleet at the end of 1996.

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

    (c)(1)(xi) Inapplicable.

    (c)(1)(xii) Environmental Matters

    A portion of the Registrant's equipment portfolio consists of special purpose containers, primarily refrigerated containers. Historically, refrigerated containers have utilized a refrigerant gas which is a chlorofluorocarbon ("CFC") compound. It is generally assumed that CFCs are harmful to the Earth's ozone layer when released into the atmosphere. Many nations, including the United States, have taken action, both collectively and individually, to regulate CFCs. These nations set various targets for the reduction in production and use of CFCs starting as early as 1993, and their eventual elimination. There has been substantial progress recently to determine a viable substitute for the refrigerant used in containers, such that both the Leasing Company and the container leasing industry association have selected a replacement refrigerant. Production of new container refrigeration units operating with the replacement refrigerant became generally available in 1993. All refrigerated containers purchased by the Partnership contain the new refrigerant compound and comply with all current environmental regulations.

    Under the state and Federal laws of the United States, and possibly under the laws of other nations, the owner of a container may be liable for environmental damage and/or cleanup and/or other sums in the event of actual or threatened discharge or other contamination by material in a container. This liability may be imposed on a container owner, such as the Registrant, even if the owner is not at fault. The Leasing Company intends, subject to availability and prevailing market conditions, to obtain insurance on behalf of the Registrant against these risks on such terms and in such amounts as the Leasing Company deems reasonable. In addition, subject to availability and applicable insurance and container industry market conditions, the Leasing Company intends to require lessees of containers to obtain insurance which protects against these risks and further to compel lessees to indemnify and defend the Registrant in the case of an occurrence giving rise to possible liability under applicable environmental laws.

    (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. CCC has 27 employees, consisting of 4 officers, 5 other managers and 18 clerical and staff personnel.

    (d) Financial Information about Foreign and Domestic Operations and Export Sales

    The Registrant's business is not divided between foreign or domestic operations. The Registrant's business is the leasing of containers worldwide to ocean-going steamship companies. To this extent, the Registrant's operations are subject to the fluctuations of worldwide economic and political conditions that may affect the pattern and levels of world trade.

    Rental income from leases to foreign customers exceeded 90% of the Registrant's total rental income for the year 1996. The Registrant believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Leasing Company's leases generally require all payments to be made in United States currency.

Item 2. Properties

    Pursuant to undertakings made in Section 7.2 (h) of the Partnership Agreement in its Registration Statement No. 33- 69356, the Registrant purchased the following types of container rental equipment through December 31, 1996:

                                                             Purchased                    Registrant's
                                       Purchased from      from Container      Total      Average Cost
        Equipment Type              the General Partner    Manufacturers     Purchased    Per Container
        --------------              -------------------    --------------    ---------    -------------
     Dry Cargo Containers:
       Twenty-foot units                      --               3,477            3,477      $ 2,371
       Forty-foot units                       --                 750              750      $ 3,440
       Forty-foot high-cube units             --                 460              460      $ 3,878
     Refrigerated Cargo Containers:
       Twenty-foot units                      --                  90               90      $21,108
       Forty-foot high-cube units             --                 300              300      $25,655
     Tank Containers:
       24,000-liter units                     --                  52               52      $25,393

    The aggregate purchase price (excluding acquisition fees) of the container rental equipment acquired by the Registrant through December 31, 1996, was $23,523,570, of which $23,182,084 was paid from the net proceeds of this offering, and $341,486 remained payable to equipment manufacturers. Of this equipment, $23,523,570 thereof had been acquired from third-party container manufacturers located in Taiwan, South Korea, India, Indonesia, the People's Republic of China, Italy, and the United Kingdom.

    Utilization by lessees of the Registrant's containers fluctuates over time depending on the supply of and demand for containers in the Registrant's inventory locations. During 1996, utilization of the dry cargo and refrigerated container fleet averaged 57% and 66%, respectively.

Item 3. Legal Proceedings

    As reported by the Registrant in its Current Report on Form 8-K, filed with the SEC on February 7, 1997, as amended February 26, 1997, on February 3, 1997, Arthur Andersen, London, England, resigned as auditors of the Holding Company (The Cronos Group). In its letter of resignation, Arthur Andersen states that it was unable to obtain adequate information in response to inquiries it had made in connection with its audit of the Holding Company for the year ended December 31, 1996. In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Holding Company with the SEC.

    Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Holding Company for the purpose of investigating the matters discussed in such report and related matters. CCC does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable at this time to predict the outcome of the SEC's private investigation of the Holding Company.

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

    (a)(1)(ii) Inapplicable.

    (a)(1)(iii) Inapplicable.

    (a)(1)(iv) Inapplicable.

    (a)(1)(v) Inapplicable.

    (a)(2) Inapplicable.

    (b) Holders

                                                   Number of Unit Holders
    (b)(1)    Title of Class                         as of December 31, 1996
             --------------                        ------------------------
          Units of limited partnership
             interests                                      1,657

    (c) Dividends

    Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6 below, "Selected Financial Data."

Item 6. Selected Financial Data

                                                  For the period March 29, 1996
                                                   (Commencement of Operations)
                                                       to December 31, 1996
     Net lease revenue                                    $ 1,270,940
     Net earnings                                         $   384,407
     Net earnings per unit of
          limited partnership interest                    $      0.37
     Cash distributions per unit of
          limited partnership interest                    $      0.67
     At year-end:
     Total assets                                         $26,000,310
     Partners' capital                                    $25,641,525

 ......................

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    The Registrant's primary objective is to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from gross subscription proceeds (equal to approximately 1% of such Proceeds), the Registrant relies primarily on net lease revenue receipts to meet this objective. No credit lines are maintained to finance working capital.

    The Registrant initiated its offering of limited partnership interests to the public subsequent to December 28, 1995. The Registrant commenced operations on March 29, 1996 when the minimum subscription proceeds of $2,000,000 were obtained from at least 100 subscribers (excluding from such count, Pennsylvania residents, the General Partner, and affiliates of the General Partner). At December 31, 1996, the Registrant had raised $30,061,380 through the offering of limited partnership interests, from which it had paid brokerage commissions, reimbursed the General Partner for public offering expenses, and purchased equipment.

    As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 6, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

    The Parent Company is the indirect corporate parent of Cronos Capital Corp., the General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the General Partner of the Registrant, Arthur Andersen confirmed to the General Partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant.

    The Registrant retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

    The Registrant does not, at this time, have sufficient information to respond to the concerns raised by Arthur Andersen with respect to its 1996 audit of the Parent Company or the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or the General Partner's and Leasing Company's ability to manage the Registrant's business and fleet in subsequent periods. However, the General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

    Nevertheless, pending clarification of the concerns expressed by Arthur Andersen in its letter of resignation, clarification of the corporate governance of the Parent Company, and the appointment of new auditors for the General Partners and the Registrant, the General Partner suspended the offer and sale of Units in the Registrant, effective February 3, 1997.

    Arthur Andersen's report on the financial statements of Cronos Capital Corp., for either of the past two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. Additionally, Arthur Andersen's report on the balance sheet of the Registrant for the prior year, did not contain an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

    Since the Registrant's inception and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

    The Registrant's cash balances as of December 31, 1996 included the unused proceeds of the offering, $1,032,370, together with interest earned thereon and amounts reserved as working capital. The following table sets forth the use of said subscription proceeds as of May 31, 1997.

                                                                  Percentage of
                                                    Amount        Gross Proceeds
                                                 -----------      --------------
     Gross Subscription Proceeds                 $31,993,340            100.0%

     Public Offering Expenses:
         Underwriting Commissions                $ 3,199,334             10.0%
         Offering and Organization Expenses      $ 1,481,117              4.6%
                                                 -----------      -----------

         Total Public Offering Expenses          $ 4,680,451             14.6%
                                                 -----------      -----------

     Net Proceeds                                $27,312,889             85.4%

     Acquisition Fees                            $ 1,266,834              4.0%

     Working Capital Reserve                     $   319,933              1.0%

     Unexpended Proceeds                         $   389,448              1.2%
                                                 -----------      -----------

     Gross Proceeds Invested in Equipment        $25,336,674             79.2%
                                                 ===========      ===========

    Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Registrant. During the Registrant's first year of operations, and pending the build-up of the Registrant's fleet of equipment, the general partner and its affiliates have agreed to defer the deduction of all base management fees and reimbursable administrative expenses from the leasing receivables due to the Registrant. At December 31, 1996, these deferred fees and expenses totaled $226,994.

    To date, the Registrant has not sought a bridge loan from any unaffiliated commercial lending source to allow the Registrant to take advantage of equipment purchasing opportunities. The Registrant may rely upon long-term financing to purchase a portion of its equipment. The amount of long-term borrowing secured by the Registrant will not exceed 20% of the aggregate purchase price of the Registrant's equipment. Once the Registrant completes its acquisition of equipment, the Registrant intends to maintain an ongoing reserve approximately equal to the greater of 1% of gross proceeds, or $100,000, to meet anticipated expenses of managing the equipment. The level of reserves will vary from time to time depending upon market conditions and the anticipated needs of the Registrant. The Registrant will not reinvest its revenues for the purchase of additional equipment. Pending expenditure for operations or distribution to the partners, these amounts may be invested in short-term, liquid investments.

    Cash distributions from operations are allocated 5% to the general partner and 95% to the limited partners. Distributions of sales proceeds are allocated 1% to the general partner and 99% to the limited partners. This sharing arrangement will remain in place until the limited partners have received aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all distributions will be allocated 15% to the general partner and 85% to the limited partners, pursuant to Section 6.1(b) of the Partnership Agreement. Cash distribution from operations to the general partner in excess of 5% of distributable cash will be considered an incentive fee and compensation to the general partner.

    From inception through February 28, 1997, the Registrant has distributed $633,044 in cash from operations to its limited partners, equivalent to 2% of the Registrant's original limited partners' investment. Distributions are paid monthly based primarily on each quarter's cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner.

    Indicative of the cyclical nature of the container leasing business, the container lease market has followed a general downward trend since mid-1995. This downturn can be attributed to a fall in growth of containerized export trade from key markets in Asia and the impact resulting from a build-up of surplus containers at former high-demand locations. Leasing companies purchased record amounts of containers in 1994 and 1995, while purchasing a smaller number than ocean carriers and transport companies in 1996. During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account. This situation has characterized the latest industry downturn. These leasing market conditions are expected to continue throughout 1997, impacting the Registrant's liquidity and capital resources.

Results of Operations

1996 - 1995

    The Registrant did not commence operations until March 29, 1996, therefore a discussion of comparative periods cannot be made. For the period March 29, 1996 to December 31, 1996, the Registrant's net earnings were $384,407, comprised of net lease revenue, less depreciation and amortization of $913,432, as well as other general and administrative expenses and interest income.

    The Registrant's net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from the rental revenues billed by the Leasing Company from the leasing of the Registrant's containers. The Registrant's net lease revenue is directly related to the size of its fleet, as well as the utilization and lease rates of the equipment owned by the Registrant. Direct operating expenses include repositioning costs, storage and handling expenses, agent fees and insurance premiums, as well as provisions for doubtful accounts and repair costs for containers covered under damage protection plans. Direct operating costs are affected by the quantity of off-hire containers as well as the frequency at which the containers are redelivered.

    The Registrant's fleet size, as measured in twenty-foot equivalent units ("TEU"), and average utilization rates at March 31, 1996, June 30, 1996, September 30, 1996 and December 31, 1996 were as follows:

                                        March 31,    June 30,  September 30,  December 31,
                                          1996         1996        1996          1996
                                        --------     --------  -------------  ------------
     Fleet size (measured in
       twenty-foot equivalent
       units (TEU)):
           Dry cargo containers            600        4,386        5,095        5,897
           Refrigerated containers         235          490          690          690
           Tank containers                  17           48           52           52
     Average utilization:
           Dry cargo containers           15.5%        63.4%        70.4%        79.1%
           Refrigerated containers         -  %        88.7%        52.3%        76.9%
           Tank containers                 -  %        75.0%        88.5%        88.5%

    The Registrant commenced its operations during a period that was impacted by a fall in growth of containerized export trade from key Asian markets, resulting in sluggish container leasing market conditions. Also contributing to the sluggish container leasing market conditions were declining container prices, favorable interest rates and an abundance of available capital, which resulted in ocean carriers and transport companies purchasing a larger share of containers for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. In order to counter these market conditions, the Leasing Company implemented various marketing strategies during 1996, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities, including the leasing of containers for local storage.

    As the leasing industry's equipment moved into surplus, ocean carriers and transport companies became increasingly selective about the age and condition of containers taken on-hire. Many have adopted a policy of only leasing containers of a certain age or less. It has been the Registrant's experience that in periods of weak demand, many lessees insist on equipment three to five years of age. Such criteria currently serves as a barrier to older equipment being taken on-hire, but did not materially impact the leasing opportunities of the Registrant's fleet, which averaged less than one year of age at December 31, 1996, or its results of operations. Currently, there are no visible signs of improvement in the container leasing market, and, hence, further downward pressure on rental rates and utilization can be expected in 1997. As a result, these leasing market conditions should restrain the Registrant's results from operations during 1997.

1995 - 1994

Since the Registrant had not broken initial impound, had no securities holders and was not actually engaged in any trade or business at December 31, 1995, this discussion is considered not applicable.

Cautionary Statement

    This Annual Report on Form 10-K contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.

Item 8. Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Partners
Cronos Global Income Fund XVI, L.P.:

We have audited the accompanying balance sheet of Cronos Global Income Fund XVI, L.P., as of December 31, 1996, and the related statements of operations, partners' capital, and cash flows for the period March 29, 1996 (Commencement of Operations) to December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cronos Global Income Fund XVI, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the period March 29, 1996 (Commencement of Operations) to December 31, 1996, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                 Moore Stephens, P.C.
                                                 Certified Public Accountants

New York, New York,
  June 6, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Partners
Cronos Global Income Fund XVI, L.P.:

We have audited the accompanying balance sheet of Cronos Global Income Fund XVI, L.P., as of December 31, 1995. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Cronos Global Income Fund XVI, L.P., as of December 31, 1995, in conformity with generally accepted accounting principles.

                                                  Arthur Andersen LLP

San Francisco, California,
  March 15, 1996

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

               Assets                                                     1996              1995
               ------                                                     ----              ----
     Current assets:
        Cash and cash equivalents, includes $1,755,486 in 1996
           and $-0- in 1995 in interest-bearing accounts (note 2)     $  1,755,884      $        100
        Net lease receivables due from Leasing Company
           (notes 1 and 4)                                                 208,133                --
                                                                      ------------      ------------

              Total current assets                                       1,964,017               100
                                                                      ------------      ------------

     Container rental equipment, at cost                                24,701,402                --
        Less accumulated depreciation                                      894,114                --
                                                                      ------------      ------------
           Net container rental equipment                               23,807,288                --
                                                                      ------------      ------------

     Organizational costs, net (note 3)                                    229,005                --
                                                                      ------------      ------------

                                                                      $ 26,000,310      $        100
                                                                      ============      ============

       Liabilities and Partners' Capital
       ---------------------------------
     Current liabilities:
        Due to general partner (notes 1 and 5)                        $     17,299      $         --
        Container rental equipment purchases payable                       341,486                --
                                                                      ------------      ------------

              Total current liabilities                                    358,785                --
                                                                      ------------      ------------

     Partners' capital (deficit):
        General partner                                                     (1,820)               --
        Limited partners (note 10)                                      25,643,345               100
                                                                      ------------      ------------

              Total partners' capital                                   25,641,525               100
                                                                      ------------      ------------

                                                                      $ 26,000,310      $        100
                                                                      ============      ============

            The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                             STATEMENT OF OPERATIONS

                   FOR THE PERIOD MARCH 29, 1996 (COMMENCEMENT
                       OF OPERATIONS) TO DECEMBER 31, 1996

                                                                    1996
                                                                    ----
     Net lease revenue (notes 1 and 8)                           $1,270,940

     Other operating expenses:
        Depreciation and amortization (notes 1 and 3)               913,432
        Other general and administrative expenses                    24,965
                                                                 ----------
                                                                    938,397
                                                                 ----------
              Earnings from operations                              332,543

     Other income:
        Interest income                                              51,864
                                                                 ----------
              Net earnings                                       $  384,407
                                                                 ==========

     Allocation of net earnings:

        General partner                                          $   30,513
        Limited partners                                            353,894
                                                                 ----------

                                                                 $  384,407
                                                                 ==========
     Limited partners' per unit share of net earnings            $      .37
                                                                 ==========

   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                 FOR THE PERIOD MARCH 29, 1996 (COMMENCEMENT OF
                        OPERATIONS) TO DECEMBER 31, 1996

                                                    Limited
                                                    Partners          General
                                                   (note 10)          Partner            Total
                                                 ------------      ------------      ------------
     Balances at January 1, 1996                 $        100      $         --      $        100

     Proceeds from sale of partnership units       30,061,280             1,000        30,062,280

     Less:
        Commissions on sale of limited
           partnership units (note 9)              (3,006,138)               --        (3,006,138)
        Offering costs on sale of limited
           partnership units                       (1,132,747)               --        (1,132,747)
                                                 ------------      ------------      ------------
                                                   (4,138,885)               --        (4,138,885)
                                                 ------------      ------------      ------------
     Net earnings                                     353,894            30,513           384,407

     Cash distributions                              (633,044)          (33,333)         (666,377)
                                                 ------------      ------------      ------------

     Balances at December 31, 1996               $ 25,643,345      $     (1,820)     $ 25,641,525
                                                 ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                             STATEMENT OF CASH FLOWS

                 FOR THE PERIOD MARCH, 29, 1996 (COMMENCEMENT OF
                        OPERATIONS) TO DECEMBER 31, 1996

                                                                      1996
                                                                      ----
     Cash flows from operating activities:
        Net earnings                                            $    384,407
        Adjustments to reconcile net earnings to net cash
           provided by (used in) operating activities:
              Depreciation and amortization                          913,432
              Increase in net lease receivables due from
                Leasing Company                                     (209,562)
                                                                ------------
                Total adjustments                                    703,870
                                                                ------------
                Net cash provided by operating activities          1,088,277
                                                                ------------

     Cash flows used in investing activities:
        Purchases of container rental equipment                  (23,182,084)
        Acquisition fees paid to general partner                  (1,159,104)
                                                                ------------
                Net cash used in investing activities            (24,341,188)
                                                                ------------

     Cash flows provided by (used in) financing activities:
        Capital contributions                                     30,062,280
        Underwriting commissions                                  (3,006,138)
        Offering and organizational expenses                      (1,381,070)
        Distributions to partners                                   (666,377)
                                                                ------------

                Net cash provided by financing activities         25,008,695
                                                                ------------

     Net increase in cash and cash equivalents                     1,755,784

     Cash and cash equivalents at beginning at year                      100
                                                                ------------

     Cash and cash equivalents at end of year                   $  1,755,884
                                                                ============

   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

(1) Summary of Significant Accounting Policies

    (a) Nature of Operations

        Cronos Global Income Fund XVI, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of California on September 1, 1995, for the purpose of owning and leasing marine cargo containers, special purpose containers and container related equipment. Cronos Capital Corp. ("CCC") is the general partner and, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages the business of the Partnership. The Partnership shall continue until December 31, 2015, unless sooner terminated upon the occurrence of certain events.

        The Partnership commenced operations on March 29, 1996, when the minimum subscription proceeds of $2,000,000 were received from over 100 subscribers (excluding from such count Pennsylvania residents, the general partner, and all affiliates of the general partner). On February 3, 1997, CCC suspended the offer and sale of units in the Partnership. The offering terminates December 27, 1997.

        As of December 31, 1996, the Partnership operated 3,477 twenty-foot, 750 forty-foot and 460 forty-foot high-cube marine dry cargo containers, 90 twenty-foot and 300 forty-foot refrigerated containers and 52 twenty four thousand-liter tanks.

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

        The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

    (c) Basis of Accounting

        The Partnership utilizes the accrual method of accounting. Net lease revenue is recorded by the Partnership in each period based upon its leasing agent agreement with the Leasing Company. Net lease revenue is generally dependent upon operating lease rentals from operating lease agreements between the Leasing Company and its various lessees, less direct operating expenses and management fees due in respect of the containers specified in each operating lease agreement.

        The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


    (d) Allocation of Net Earnings and Partnership Distributions

        Net earnings have been allocated between general and limited partners in accordance with the Partnership Agreement.

        Actual cash distributions differ from the allocations of net earnings between the general and limited partners as presented in these financial statements. Partnership distributions are paid to its partners (general and limited) from distributable cash from operations, allocated 95% to the limited partners and 5% to the general partner. Sales proceeds are allocated 99% to the limited partners and 1% to the general partner. The allocations remain in effect until such time as the limited partners have received from the Partnership aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 85% to the limited partners and 15% to the general partner. Cash distribution from operations to the general partner in excess of 5% of distributable cash will be considered an incentive fee and compensation to the general partner.

    (e) Acquisition Fees

        Pursuant to Article IV Section 4.2 of the Partnership Agreement, acquisition fees paid to CCC are based on 5% of the equipment purchase price. These fees are capitalized and included in the cost of the rental equipment. The fees are payable in full from gross proceeds raised from the sale of limited partnership units.

    (f) Container Rental Equipment

        In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long -Lived Assets to Be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Partnership adopted SFAS No. 121 during 1996. In accordance with SFAS 121, container rental equipment is carried at the lower of the container rental equipment's original equipment cost, including capitalized acquisition fees, or the estimated recoverable value of such equipment. There were no reductions to the carrying value of container rental equipment during 1996.

        Container rental equipment is depreciated over a twelve-year life on a straight line basis to its salvage value, estimated to be 30%.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

    (g) Amortization

        The Partnership's organizational costs will be amortized over 60 months on a straight-line basis.

    (h) Underwriting Commissions and Offering Costs

        Underwriting commissions of 10% on the gross proceeds from sale of limited partnership units (not applicable to certain sales outside California) and other offering costs were deducted in the determination of net limited partnership contributions. The commissions were paid to Cronos Securities Corp., a wholly-owned subsidiary of CCC, and to other broker/dealers who participated in the offering.

     (i) Income Taxes

        The Partnership is not subject to income taxes, consequently no provision for income taxes has been made. The Partnership files an annual information tax return, prepared on the accrual basis of accounting.

    (j) Foreign Operations

        The Partnership's business is not divided between foreign or domestic operations. The Partnership's business is the leasing of containers worldwide to ocean-going steamship companies and does not fit the definition of reportable foreign operations within Financial Accounting Standards Board Statement No. 14 "Financial Reporting for Segments of a Business Enterprise." Any attempt to separate "foreign" operations from "domestic" operations would be dependent on definitions and assumptions that are so subjective as to render the information meaningless and potentially misleading.

    (k) Financial Statement Presentation

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

(2) Cash and Cash Equivalents

    Cash equivalents include highly liquid investments with a maturity of three months or less on their acquisition date. Accordingly, cash equivalents are carried at cost which approximates fair value. The Partnership maintains its cash and cash equivalents in accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk. The Partnership places its cash equivalents in investment grade, short term debt instruments and limits the amount of credit exposure to any one commercial issuer.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

(3) Organizational Costs, Net

    The Partnership incurred $248,324 in organizational costs during its offering period. Amortization of these costs was $19,319 in 1996.

(4) Net Lease Receivables Due from Leasing Company

    Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at December 31, 1996 were as follows:

                                                         December 31,
                                                            1996
                                                         -----------
         Lease receivables, net of doubtful accounts
            of $7,329 in 1996                            $ 755,259
         Less:
         Direct operating payables and accrued expenses    302,271
         Damage protection reserve (note 6)                 17,860
         Base management fees                              124,420
         Reimbursed administrative expenses                102,575
                                                         ---------
                                                         $ 208,133
                                                         =========

(5) Due to General Partner

    The amounts due to CCC at December 31, 1996 consisted of acquisition fees.

(6) Damage Protection Plan

    The Leasing Company offers a repair service to several lessees of the Partnership's containers, whereby the lessee pays an additional rental fee for the convenience of having the Partnership incur the repair expense for containers damaged while on lease. This fee is recorded as revenue when earned according to the terms of the rental contract. A reserve has been established to provide for the estimated costs incurred by this service. This reserve is a component of net lease receivables due from the Leasing Company (see note 4). The Partnership is not responsible in the event repair costs exceed predetermined limits, or for repairs that are required for damages not defined by the damage protection plan agreement.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

(7) Container Rental Equipment Purchases

    As of December 31, 1996, the Partnership had purchased the following types of container rental equipment:

                                                        Purchased from                 Partnership's
                                             Purchased    Container         Total      Average Cost
         Equipment Type                      from CCC    Manufacturers    Purchased    Per Container
         --------------                      ---------  --------------    ---------    -------------
     Dry Cargo Containers:
           Twenty-foot units                      --          3,477          3,477        $ 2,371
           Forty-foot units                       --            750            750        $ 3,440
           Forty-foot high-cube units             --            460            460        $ 3,878

     Refrigerated Cargo Containers:
           Twenty-foot units                      --             90             90        $21,108
           Forty-foot high-cube units             --            300            300        $25,655

     Tank Containers:
           24,000-liter units                     --             52             52        $25,393

(8) Net Lease Revenue

    Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the period March 29, 1996 (commencement of operations) to December 31, 1996 was as follows:

                                                                       1996
                                                                       ----
         Rental revenue (note 12)                                 $1,872,653
         Less:
         Rental equipment operating expenses                         369,101
         Base management fees (note 9)                               130,037
         Reimbursed administrative expenses (note 9)                 102,575
                                                                  ----------
                                                                  $1,270,940
                                                                  ==========

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

(9) Compensation to General Partner and its Affiliates

     Base management fees are equal to 7% of gross lease revenues attributable to operating leases pursuant to Section 4.3 of the Partnership Agreement. Reimbursed administrative expenses are equal to the costs expended by CCC and its affiliates for services necessary to the prudent operation of the Partnership pursuant to Section 4.4 of the Partnership Agreement. Underwriting commissions are equal to 10% of the gross subscription proceeds, less commissions to other broker/dealers. The following compensation was paid or will be paid by the Partnership to CCC or its affiliates:

                                                                      1996
                                                                      ----
         Base management fees                                     $  130,037
         Reimbursed administrative expenses                          102,575
         Acquisition fees                                          1,176,403
         Commission on sale of limited partnership units             601,236
                                                                  ----------
                                                                  $2,010,251
                                                                  ==========

(10) Limited Partners' Capital

    The limited partners' per unit share of capital at December 31, 1996 was $17.06. This is calculated by dividing the limited partners' capital at the end of 1996 by 1,503,069, the total number of limited partnership units. The weighted average number of partnership units used in determining the limited partners' per unit share of net earnings at December 31, 1996 was 946,277.


(11) Income Taxes

    The reconciliation of net earnings as reported in the statement of operations and as would be reported for federal tax purposes for the year ended December 31, 1996 is as follows:

                                                                1996
                                                                ----
     Net earnings per statement of operations               $   384,407
     Depreciation for income tax purposes in excess
        of depreciation for financial statement purposes     (1,164,336)
     Bad debt expense for financial statement purposes
        in excess of bad debt expense for tax purposes            7,329
     Amortization for income tax purposes in excess
        of amortization for financial statement purposes        (47,550)
                                                            -----------

     Net loss for federal tax purposes                      $  (820,150)
                                                            ===========

    At December 31, 1996, the tax basis of total partners' capital was $24,436,968.


(12) Major Lessees

    No single lessee contributed more than 10% of the rental revenue earned during 1996, 1995 and 1994. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The operating lease agreements generally require all payments to be made in United States currency. The Partnership's operations are subject to the fluctuations of worldwide economic and political conditions that may affect the pattern and levels of world trade.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

(13) Subsequent Events

    As reported in the Partnership's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 6, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group (the "Holding Company") on February 3, 1997.

    The Cronos Group is the indirect corporate parent of CCC. In its letter of resignation to The Cronos Group, Arthur Andersen states that it resigned as auditors of The Cronos Group and all other entities affiliated with The Cronos Group. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Partnership. In its letter of resignation, Arthur Andersen states that it was unable to obtain adequate information in response to inquiries it had made in connection with its audit of the Holding Company for the year ended December 31, 1996.

    The Partnership does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Partnership or the Leasing Company's ability to manage the Partnership's fleet in subsequent periods. However, CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Partnership.

    Arthur Andersen's report on the financial statements of CCC and the Partnership, for the previous year, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

    During the Partnership's previous fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between CCC or the Partnership and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

    The Partnership retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its current report on Form 8-K, filed April 14, 1997.

    In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Holding Company with the Securities and Exchange Commission (the "SEC"). Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Holding Company for the purpose of investigating the matters discussed in such report and related matters. The Partnership does not believe that the focus of the SEC's investigation is upon the Partnership or CCC. CCC is unable to predict the outcome of the SEC's private investigation of the Holding Company.

                                                                      Schedule 1

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                 SCHEDULE OF REIMBURSED ADMINISTRATIVE EXPENSES
                       PURSUANT TO ARTICLE IV SECTION 4.4
                          OF THE PARTNERSHIP AGREEMENT

                 FOR THE PERIOD MARCH 29, 1996 (COMMENCEMENT OF
                        OPERATIONS) TO DECEMBER 31, 1996

                                                                     1996
                                                                     ----
     Salaries                                                      $ 47,366
     Other payroll related expenses                                   8,986
     General and administrative expenses                             46,223
                                                                   --------

        Total reimbursed administrative expenses                   $102,575
                                                                   ========

                  See report of independent public accountants

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    The Registrant's discussion regarding the resignation of its certifying accountant is included in the Registrant's Report on Form 8-K, dated February 3, 1997 and filed February 6, 1997 and Amendment No. 1 to the Registrant's Report on Form 8-K, dated February 3, 1997 and filed February 26, 1997, incorporated herein by reference.

    The Registrant retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    The Registrant, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at June 4, 1997, are as follows:

         Name                              Office
-------------------     -----------------------------------------------------
Dennis J. Tietz         President, Chief Executive Officer, and Director
John P. McDonald        Vice President/Sales
Elinor Wexler           Vice President/Administration and Secretary
John Kallas             Vice President/Treasurer and Chief Financial Officer
Laurence P. Sargent     Director
Stefan M. Palatin       Director

    DENNIS J. TIETZ Mr. Tietz, 44, as President and Chief Executive Officer, is responsible for the general management of CCC. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC's investment programs. Mr. Tietz is also President and a director of Cronos Securities Corp. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

    Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

    JOHN P. MCDONALD Mr. McDonald, 35, was elected Vice President - National Sales Manager of CCC in August 1992, with responsibility for marketing CCC's investment programs. Since 1988, Mr. McDonald had been Regional Marketing Manager for the Southwestern U.S. From 1983 to 1988, Mr. McDonald held a number of container leasing positions with CCC, the most recent of which was as Area Manager for Belgium and the Netherlands, based in Antwerp.

    Mr. McDonald holds a B.S. degree in Business Administration from Bryant College, Rhode Island. Mr. McDonald is also a Vice President of Cronos Securities Corp.

    ELINOR A. WEXLER Ms. Wexler, 48, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler has been employed by the General Partner since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

    Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

    JOHN KALLAS Mr. Kallas, 34, was elected Vice President/Treasurer and Chief Financial Officer of CCC in December 1993 and is directly responsible for CCC's accounting operations and reporting activities. Mr. Kallas has held various accounting positions since joining CCC in 1989, including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco, California.

    Mr. Kallas holds a B.S. degree in Business Administration from the University of San Francisco and is a certified public accountant. Mr. Kallas is also Treasurer of Cronos Securities Corp.

    LAURENCE P. SARGENT Mr. Sargent, 67, joined the Board of Directors of CCC in 1991. Mr. Sargent was a founder of Leasing Partners International ("LPI") and served as its Managing Director from 1983 until 1991. From 1977 to 1983, Mr. Sargent held a number of positions with Trans Ocean Leasing Corporation, the last of which was as a director of its refrigerated container leasing activities. From 1971 to 1977, Mr. Sargent was employed by SSI Container Corporation (later Itel Container International), ultimately serving as Vice President / Far East. Prior to that, Mr. Sargent was a Vice President of Pacific Intermountain Express, a major U.S. motor carrier, responsible for its bulk container division. Mr. Sargent holds a B.A. degree from Stanford University. Mr. Sargent also serves as a director of the Institute of International Container Lessors ("IICL"), an industry trade association. Mr. Sargent is also a director of Cronos Securities Corp.

    Mr. Sargent retired as Deputy Chairman of the Group as of January 1, 1996 . He will remain a director of CCC, The Cronos Group, as well as other various subsidiaries of The Cronos Group.

    STEFAN M. PALATIN Mr. Palatin, 43, joined the Board of Directors of CCC in January 1993. Mr. Palatin is Chairman and CEO of The Cronos Group, and was a founder of LPI in 1983. From 1980 to 1991, Mr. Palatin was an executive director of the Contrin Group, which has provided financing to the container leasing industry, as well as other business ventures, and has sponsored limited partnerships organized in Austria. From 1977 to 1980, Mr. Palatin was a consultant to a number of companies in Austria, including Contrin. From 1973 to 1977, Mr. Palatin was a sales manager for Generali AG, the largest insurance group in Austria.

    Mr. Palatin, who is based in Austria, holds a Doctorate in Business Administration from the University of Economics and World Trade in Vienna. Mr. Palatin is also a director of The Cronos Group.

    The key management personnel of the Leasing Company at June 4, 1997, were as follows:

          Name                                       Title
--------------------------       ----------------------------------------------
Steve Brocato                    President
Peter J. Younger                 Vice President/Chief Financial Officer
John M. Foy                      Vice President/Americas
Nico Sciacovelli                 Vice President/Europe, Middle East and Africa
Harris H. T. Ho                  Vice President/Asia Pacific
David Heather                    Vice President/Technical Services
John C. Kirby                    Vice President/Operations
J. Gordon Steel                  Vice President/Tank Container Division

    STEVE BROCATO Mr. Brocato, 44, was elected President of the Leasing Company's container division in June 1997, replacing Mr. Nigel J. Stribley, and is based in the United Kingdom. Mr. Brocato has held various positions since joining Cronos including, Vice president - Corporate Affairs and Director of Marketing - Refrigerated Containers for Cronos in North and South America. Prior to joining Cronos, Mr. Brocato was a Vice President for ICCU Containers from 1983 to 1985 and was responsible for dry cargo container marketing and operations for the Americas. From 1981 to 1983, he was regional manager for Trans Ocean leasing Ltd.

    PETER J. YOUNGER Mr. Younger, 40, was elected Chief Financial Officer of The Cronos Group in March, 1997, replacing Mr. A. Darrell Ponniah, and is based in the United Kingdom. Mr. Younger was appointed Vice President and Controller of Cronos in 1991. He joined IEA in 1987 and served as Director of Accounting and the Vice President and Controller, based in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College.

    JOHN M. FOY Mr. Foy, 51, is directly responsible for the Leasing Company's lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

    NICO SCIACOVELLI Mr. Sciacovelli, 47, was elected Vice President - Europe, Middle East and Africa in June 1997, replacing Mr. Geoffrey Mornard. Mr. Sciacovelli is directly responsible for the Leasing Company's lease marketing and operations in Europe, the Middle East and Africa and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Area Director and Area Manager for Southern Europe. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager at Interpool Ltd.

    HARRIS H. T. HO Mr. Ho, 39, was elected Vice President - Asia Pacific in June 1997, replacing Mr. Danny Wong. Mr. Ho is directly responsible for the Leasing Company's lease marketing and operations in Asia, Australia and the Indian sub-continent and is based in Hong Kong. Since joining Cronos in 1990, Mr. Ho served as Area Director, Hong Kong and China. Prior to joining Cronos, Mr. Ho was a Manager at Sea Containers Pacific Ltd and Sea Containers Hong Kong Limited from 1981 to 1990, responsible for container marketing within Asia. From 1978 to 1981, Mr. Ho was Senior Equipment Controller for Hong Kong Container Line. Mr. Ho holds a Diploma of Management Studies in Marketing from The Hong Kong Polytechnic and The Hong Kong Management Association.

    DAVID HEATHER Mr. Heather, 49, is responsible for all technical and engineering activities of the fleet managed by the Leasing Company. Mr. Heather was Technical Director for LPI, based in the United Kingdom, from 1986 to 1991. From 1980 to 1986, Mr. Heather was employed by ABC Containerline NV as Technical Manager with technical responsibility for the shipping line's fleet of dry cargo, refrigerated and other specialized container equipment. From 1974 to 1980, Mr. Heather was Technical Supervisor for ACT Services Ltd., a shipping line, with responsibility for technical activities related to refrigerated containers. Mr. Heather holds a Marine Engineering Certificate from Riversdale Marine Technical College in England.

    JOHN C. KIRBY Mr. Kirby, 43, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

    J. GORDON STEEL Mr. Steel, 64, is directly responsible for the overall lease marketing activity for the Leasing Company's Tank Container Division. From 1990 to 1992, Mr. Steel held the position of Director/General Manager for Tiphook Container's Tank Division. From 1977 to 1990, Mr. Steel held various managerial positions, involving manufacturing and transportation of hazardous materials, with Laporte Industries and ICI, major chemical distribution companies. Mr. Steel is a qualified Chemical Engineer and attended the Associate Royal Technical College in Scotland.

Item 11. Executive Compensation

    The Registrant commenced monthly distributions to its partners (general and limited) from distributable cash from operations beginning in the second quarter of 1996. Such distributions are allocated 95% to the limited partners and 5% to the general partner. Sales proceeds will be allocated 99% to the limited partners and 1% to the general partner. The allocations will remain in effect until such time as the limited partners have received from the Registrant aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 85% to the limited partners and 15% to the general partner.

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

    The following table sets forth the fees the Registrant paid (on a cash basis) to CCC or the Leasing Company ("CCL") for the year ended December 31, 1996.

                                                                               Cash Fees and
       Name                          Description                               Distributions
       ----                ---------------------------------------------       -------------

       1) CCC              Acquisition fee - equal to 5% of the                 $1,159,104
                             purchase price of containers acquired
                             by the Registrant pursuant to Section 4.2
                             of the Limited Partnership Agreement

       2) CCL              Base management fees - equal to 7% of gross          $    5,617
                             lease revenues attributable to operating
                             leases pursuant to Section 4.3 of the
                             Limited Partnership Agreement

       3) CCC              Reimbursed administrative expenses                           --
                             equal to the costs expended by
          CCL                CCC and its affiliates for services                        --
                             necessary to the prudent operation
                             of the Registrant pursuant to Section 4.4 of
                             the Limited Partnership Agreement

       4) CCC              Interest in Fund - 5% of distributions of            $   33,333
                             distributable cash for any quarter pursuant
                             to Section 6.1 of the Limited Partnership
                             Agreement

       5) Cronos           Underwriting Commissions - equal to 10%              $  601,236
          Securities         of the gross subscription proceeds, less
          Corp. (a           commissions to other broker/dealers
          wholly-owned       pursuant to Section 4.1 of the Limited
          subsidiary of      Partnership Agreement
          CCC)

Item 12. Security Ownership of Certain Beneficial Owners and Management - (Continued)

    (a) Security Ownership of Certain Beneficial Owners

    There is no person or "group" of persons known to management of CCC to be the beneficial owner of more than five percent of the outstanding units of limited partnership interests of the Registrant.

    (b) Security Ownership of Management

    The Registrant has no directors or officers. It is managed by CCC. CCC owns five units, representing 0.000003% of the total amount of units outstanding.

    (c) Changes in Control

    Inapplicable.

Item 13. Certain Relationships and Related Transactions

    (a) Transactions with Management and Others

    The Registrant's only transactions with management and other related parties during 1996 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner, and its affiliates. See Item 11, "Executive Compensation," herein.

    (b) Certain Business Relationships

    Inapplicable.

    (c) Indebtedness of Management

    Inapplicable.

    (d) Transactions with Promoters

    Inapplicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)1. Financial Statements

                                                                       Page
     The following financial statements of the Registrant are included in Part II, Item 8:

     Reports of Independent Public Accountants ....................   16,17

     Balance Sheets - December 31, 1996 and 1995 ..................      18

     Statement of operations - for the period March 29, 1996
     (commencement of operations) to December 31, 1996 ............      19

     Statement of partners' capital - for the period March 29, 1996
     (commencement of operations) to December 31, 1996 ............      20

     Statement of cash flows - for the period March 29, 1996
     (commencement of operations) to December 31, 1996 ............      21

     Notes to financial statements ................................      22

     Schedule of Reimbursed Administrative Expenses ...............      29

    All other schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.

    (a)3. Exhibits

Exhibit
   No.                              Description                                  Method of Filing
-------------------------------------------------------------------              ----------------
  3(a)       Limited Partnership Agreement of the Registrant, amended and        *
             restated as of December 28, 1995

  3(b)       Certificate of Limited Partnership of the Registrant                **

  10         Form of Leasing Agent Agreement with Cronos Containers Limited      ***

  27         Financial Data Schedule                                             Filed with this document

    (b) Reports on Form 8-K

        The Registrant filed a Report on Form 8-K, February 6, 1997 and Amendment No. 1 to Report on Form 8-K, February 26, 1997, reporting the resignation in the Registrant's certifying accountant.

        The Registrant filed a Report on Form 8-K, April 14, 1997, reporting the appointment of the Registrant's successor certifying accountant.

-------------
* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CRONOS GLOBAL INCOME FUND XVI, L.P.

                                 By   Cronos Capital Corp.

                                      The General Partner

                                 By      /s/  JOHN KALLAS
                                      ----------------------------------------
                                      John Kallas
                                      Vice President/Treasurer
                                      Principal Finance and Accounting Officer

Date:     June 16, 1997

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the general partner of the Registrant, in the capacities and on the dates indicated:

          Signature                                Title                                 Date
  /s/  DENNIS J. TIETZ                  President and Director of                    June 16, 1997
-----------------------------             Cronos Capital Corp.
Dennis J. Tietz                       ("CCC") (Principal Executive
                                           Officer of CCC)

   /s/  JOHN KALLAS                       Vice President/Treasurer                   June 16, 1997
-----------------------------              (Principal Finance and
John Kallas                              Accounting Officer of CCC)

   /s/  LAURENCE P. SARGENT                   Director of CCC                        June 16, 1997
-----------------------------
Laurence P. Sargent

                            SUPPLEMENTAL INFORMATION

    The Registrant's annual report will be furnished to its limited partners on or about July 18, 1997. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

                                  EXHIBIT INDEX

Exhibit
   No.                              Description                                  Method of Filing
--------     ----------------------------------------------------------------    ----------------

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