Form 10-Q
period 1997-03-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 1997-06-16
CIK 1002519

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________


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

                       CRONOS GLOBAL INCOME FUND XVI, L.P.


                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                           PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - March 31, 1997 (unaudited) and
          December 31, 1996                                                   4

          Statement of Operations for the three months ended
          March 31, 1997 and March 29, 1996 (Commencement of Operations)
          through March 31, 1996 (unaudited)                                  5

          Statement of Cash Flows for the three months ended
          March 31, 1997 and March 29, 1996 (Commencement of Operations)
          through March 31, 1996 (unaudited)                                  6

          Notes to Financial Statements (unaudited)                           7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          11


PART II - OTHER INFORMATION

Item 5.   Other Materially Important Events                                   14


Item 6.   Exhibits and Reports on Form 8-K                                    15

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of March 31, 1997 and December 31, 1996, statements of operations for the period March 29, 1996 (commencement of operations) through March 31, 1996 and the three months ended March 31, 1997, and statements of cash flows for the period March 29, 1996 (commencement of operations) through March 31, 1996 and the three months ended March 31, 1997.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                             March 31,          December 31,
                 Assets                                                        1997                1996
                 ------                                                     ------------        -----------
Current assets:
   Cash and cash equivalents, includes $1,026,463 at March 31, 1997
      and $1,755,486 at December 31, 1996 in interest-bearing accounts      $  1,659,740       $  1,755,884
   Net lease receivables due from Leasing Company
     (notes 1 and 2)                                                             209,426            208,133
                                                                            ------------       ------------
         Total current assets                                                  1,869,166          1,964,017
                                                                            ------------       ------------

Container rental equipment, at cost                                           26,800,273         24,701,402
   Less accumulated depreciation                                               1,272,645            894,114
                                                                            ------------       ------------
     Net container rental equipment                                           25,527,628         23,807,288
                                                                            ------------       ------------

Organizational costs, net (note 3)                                               218,064            229,005
                                                                            ------------       ------------
                                                                            $ 27,614,858       $ 26,000,310
                                                                            ============       ============

         Liabilities and Partners' Capital
         ---------------------------------

Current liabilities:
   Due to general partner (notes 1 and 3)                                   $     28,084       $     17,299
   Container rental equipment purchases payable                                  557,170            341,486
                                                                            ------------       ------------
         Total current liabilities                                               585,254            358,785
                                                                            ------------       ------------

Partners' capital (deficit):
   General partner                                                                (2,514)            (1,820)
   Limited partners                                                           27,032,118         25,643,345
                                                                            ------------       ------------
         Total partners' capital                                              27,029,604         25,641,525
                                                                            ------------       ------------
                                                                            $ 27,614,858       $ 26,000,310
                                                                            ============       ============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)



                                                                        For the Period March 29, 1996,
                                                 Three Months Ended      (Commencement of Operations)
                                                   March 31, 1997            through March 31, 1996
                                                 ------------------     ------------------------------
Net lease revenue (notes 1 and 4)                     $ 662,478                  $   1,910

Other operating expenses:
   Depreciation and amortization                        391,014                     18,758
   Other general and administrative expenses             13,369                         --
                                                      ---------                  ---------
                                                        404,383                     18,758
                                                      ---------                  ---------
     Earnings (loss) from operations                    258,095                    (16,848)

Other income:
   Interest income                                       24,918                         --
   Net gain on disposal of equipment                      2,031                         --
                                                      ---------                  ---------
                                                         26,949                         --
                                                      ---------                  ---------
     Net earnings (loss)                              $ 285,044                  $ (16,848)
                                                      =========                  =========

Allocation of net earnings (loss):

   General partner                                    $  26,687                  $    (169)
   Limited partners                                     258,357                    (16,679)
                                                      ---------                  ---------
                                                      $ 285,044                  $ (16,848)
                                                      =========                  =========

Limited partners' per unit share of net earnings      $    0.26                  $   (0.14)
                                                      =========                  =========


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)



                                                                                     For the Period March 29, 1996,
                                                         Three Months Ended         (Commencement of Operations)
                                                             March 31, 1997               through March 31, 1996
                                                        ------------------------    ----------------------------
Net cash provided by operating activities                   $   679,017                       $        --

Cash flows used in investing activities:
   Purchase of container rental equipment                    (1,786,590)                               --
   Acquisition fees paid to general partner                     (89,330)                               --
                                                            -----------                       -----------

         Net cash used in investing activities               (1,875,920)                               --
                                                            -----------                       -----------

Cash flows provided by (used in) financing activities:
   Capital contributions                                      1,931,060                         2,374,460
   Underwriting commissions                                    (193,196)                               --
   Offering and organizational expenses                         (91,494)                               --
   Distribution to partners                                    (545,611)                               --
                                                            -----------                       -----------

     Net cash provided by financing activities                1,100,759                         2,374,460
                                                            -----------                       -----------

Net increase (decrease) in cash and cash equivalents            (96,144)                        2,374,460

Cash and cash equivalents at January 1                        1,755,884                               100
                                                            -----------                       -----------

Cash and cash equivalents at March 31                       $ 1,659,740                       $ 2,374,560
                                                            ===========                       ===========



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

          As of March 31, 1997, the Partnership operated 3,853 twenty-foot, 1,050 forty-foot and 460 forty-foot high-cube marine dry cargo containers, 90 twenty-foot and 300 forty-foot refrigerated containers and 52 twenty four thousand-liter tanks.


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





                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

          The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1997 and December 31, 1996 were as follows:

                                                               March 31,    December 31,
                                                                 1997          1996
                                                               ---------    ------------
           Lease receivables, net of doubtful accounts
             of $9,087 at March 31, 1997 and $7,329
             at December 31, 1996                              $900,402      $755,259
           Less:
           Direct operating payables and accrued expenses       308,913       302,271
           Damage protection reserve                             37,004        17,860
           Base management fees                                 190,470       124,420
           Reimbursed administrative expenses                   154,589       102,575
                                                               --------      --------
                                                               $209,426      $208,133
                                                               ========      ========


                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Due to General Partner

      The amounts due to CCC and its affiliates at March 31, 1997 and December 31, 1996 consist of acquisition fees.


(4)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three months ended March 31, 1997 and the period March 29, 1996 (commencement of operations) through March 31, 1996 was as follows:

                                                                     For the Period March 29, 1996,
                                            Three Months Ended        (Commencement of Operations)
                                               March 31, 1997             through March 31, 1996
                                            -------------------      -------------------------------
Rental revenue                                    $946,791                      $3,300

Less:
Rental equipment operating expenses                166,248                       1,000
Base management fees                                66,051                         231
Reimbursed administrative expenses                  52,014                         159
                                                  --------                      ------
                                                  $662,478                      $1,910
                                                  ========                      ======




                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(5)   Container Rental Equipment Purchases

      As of March 31, 1997, the Partnership had purchased the following types of container rental equipment:

                                                   Purchased from
                                     Purchased        Container          Total
 Equipment Type                      from CCC       Manufacturers       Purchased
 --------------                      ---------     -------------        ---------
Dry Cargo Containers:
        Twenty-foot                      -             3,853              3,853
        Forty-foot                       -             1,050              1,050
        Forty-foot high-cube             -               460                460
 Refrigerated Cargo Containers:
        Twenty-foot                      -                90                 90
        Forty-foot high-cube             -               300                300
 Tank Containers:
        24,000-liter                     -                52                 52

      The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Partnership through March 31, 1997 was $25,525,844, of which $557,170 remained payable. The aggregate equipment had been acquired from third-party container manufacturers located in South Korea, India, the People's Republic of China, Thailand and the United Kingdom. At March 31, 1997, the Partnership has committed to purchase from container manufacturers an additional 150 forty-foot dry cargo containers at an aggregate manufacturer's invoice cost of approximately $557,170. The Partnership expects to accept delivery of this new equipment during the second quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1997 and December 31, 1996.

      The Registrant is a limited partnership organized under the laws of the State of California on September 1, 1995 for the purpose of owning and leasing marine cargo containers, special purpose containers and container-related equipment. The Registrant was initially capitalized with $100 and commenced offering its limited partnership interests to the public subsequent to December 28, 1995, pursuant to its Registration Statement on Form S-1 (File No. 33-98290). The Registrant commenced operations on March 29, 1996. On February 3, 1997, Cronos Capital Corp. ("CCC"), the general partner, suspended the offer and sale of units in the Registrant. Information concerning the suspended offer and sale of units in the Registrant is incorporated by reference to the discussion in the Supplement dated February 6, 1997 to the Registration Statement on Form S-1, dated December 28, 1995 as supplemented December 27, 1996. The offering terminates December 27, 1997. For the period December 28, 1995 through February 3, 1997, the Registrant raised $31,993,340 in subscription proceeds. The following table sets forth the use of said subscription proceeds as of May 31, 1997.

                                                                   Percentage of
                                                     Amount       Gross Proceeds
                                                     ------       --------------
     Gross Subscription Proceeds                   $31,993,340        100.0%

     Public Offering Expenses:
         Underwriting Commissions                    3,199,334         10.0%
         Offering and Organizational Expenses        1,481,117          4.6%
                                                   -----------        -----
         Total Public Offering Expenses              4,680,451         14.6%
                                                   -----------        -----

     Net Proceeds                                   27,312,889         85.4%

     Acquisition Fees                                1,266,834          4.0%

     Working Capital Reserve                           319,933          1.0%

     Unexpended Proceeds                               389,448          1.2%
                                                   -----------        -----
     Gross Proceeds Invested in Equipment          $25,336,674         79.2%
                                                   ===========        =====


      The Registrant's cash balances as of March 31, 1997 totalled $784,421 included unexpended proceeds of the offering, together with interest earned thereon, and amounts reserved as working capital. Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Registrant. During the Registrant's first year of operations, and pending the build-up of the Registrant's fleet of equipment, the general partner and its affiliates have agreed to defer the deduction of all base management fees and reimbursable administrative expenses from the leasing receivables due to the Registrant. At March 31, 1997, these deferred fees and expenses totaled $345,059.

      The Registrant may rely upon financing to purchase a portion of its equipment. The amount of long-term borrowing secured by the Registrant will not exceed 20% of the aggregate purchase price of the Registrant's equipment. Once the Registrant completes its acquisition of equipment, the Registrant intends to maintain an ongoing reserve approximately equal to the greater of 1% of gross proceeds, or $100,000, to meet anticipated expenses of managing the equipment. The level of reserves will vary from time to time depending upon market conditions and the anticipated needs of the Registrant. The Registrant will not reinvest its revenues for the purchase of additional equipment. Pending expenditure for operations or distribution to the partners, these amounts may be invested in short-term, liquid investments.

      At March 31, 1997, the Registrant has committed to purchase an additional 150 forty-foot dry cargo containers at an aggregate manufacturers' invoice cost of approximately $557,170. The Registrant expects to accept delivery of this new equipment during the second quarter of 1997.

      During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. These conditions continued to exist throughout the first quarter of 1997, impacting the Registrant's financial condition and results of operations. The Leasing Company continues to implement various marketing strategies, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities including the leasing of containers for local storage, in order to counter current leasing market conditions. These conditions are expected to continue throughout 1997, impacting the Registrant's liquidity and capital resources.


2) Material changes in the results of operations between the three-month period ended March 31, 1997 and the period March 29, 1996 (commencement of operations) through March 31, 1996.

      The Registrant did not commence operations until March 29, 1996, therefore a discussion of comparative periods cannot be made. Net lease revenue for the first quarter of 1997 was $662,478. The Registrant's net lease revenue is directly related to the size of its fleet and the utilization and lease rates of the equipment owned by the Registrant. Direct operating expenses include repositioning costs, storage and handling expenses, agent fees and insurance premiums, as well as provisions for doubtful accounts and repair costs for containers covered under damage protection plans. Direct operating costs are affected by the quantity of off-hire containers as well as the frequency at which the containers are redelivered. During the build-up phase of the Registrant's fleet, direct operating costs may be greater if containers purchased directly from container manufacturers experience an off-hire period while they are marketed and repositioned for initial lease-out, during which period the Registrant experiences storage, handling and repositioning costs. At the same time, direct operating costs may be lessened with respect to containers purchased directly from the general partner which are generally on-hire and generating revenues at the time of purchase.

      The Registrant's fleet size, as measured in twenty-foot equivalent units ("TEU"), and average utilization rates at

      March 31, 1997 and March 31, 1996 were as follows:

                                               March 31,    March 31,
                                                 1997         1996
                                               ---------    ---------
     Fleet size (measured in twenty-foot
       equivalent units (TEU))
            Dry cargo containers                 6,798        600
            Refrigerated containers                690         35
                Tank containers                     52         17
         Average utilization
                Dry cargo containers              77.2%       7.3%
                Refrigerated containers           90.4%         -
                Tank containers                   84.7%         -

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

      The Registrant does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

      Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the past two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

      During the Registrant's most recent fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      Due to the nature and timing of Arthur Andersen's resignation, the Parent Company and General Partner were unable to name a successor auditor on behalf of the Registrant until it retained Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.

      Cautionary Statement

      This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of Registrant with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 5.   Other Materially Important Events

          Equipment Acquisitions

          Pursuant to its undertakings made in its Registration Statement No. 33-98290, Section 7.2 (h) of the Partnership Agreement, the Registrant had purchased the following types of equipment as of March 31, 1997:


                                          Purchased from               Registrant's
                                Purchased    Container      Total      Average Cost
           Equipment Type        from CCC  Manufacturers   Purchased   Per Container
           --------------        --------  -------------   ---------   -------------
Dry Cargo Containers:
       Twenty-foot                  -          3,853        3,853        $ 2,369
       Forty-foot                   -          1,050        1,050        $ 3,521
       Forty-foot high-cube         -            460          460        $ 3,878
Refrigerated Cargo Containers:
       Twenty-foot                  -             90           90        $21,108
       Forty-foot high-cube         -            300          300        $25,655
Tank Containers:
       24,000-liter                 -             52           52        $25,394


          The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Registrant through March 31, 1997 was $25,525,844, of which $557,170 remained payable. The aggregate equipment had been acquired from third-party container manufacturers located in South Korea, India, the People's Republic of China, Thailand and the United Kingdom. At March 31, 1997, the Registrant has committed to purchase from container manufacturers an additional 150 forty-foot dry cargo containers at an aggregate manufacturers' invoice cost of approximately $557,170.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits


Exhibit
   No.                                       Description                        Method of Filing
-------                                      -----------                        ----------------
   3(a)        Limited Partnership Agreement of the Registrant, amended and     *
               restated as of December 28, 1996

   3(b)        Certificate of Limited Partnership of the Registrant             **

   10          Form of Leasing Agent Agreement with Cronos Containers           ***
               Limited

   27          Financial Data Schedule                                          Filed with this document


(b)   Reports on Form 8-K

      In lieu of filing a current report on Form 8-K, the Registrant has provided in Part II, Item 5 hereof, a description of its purchase of marine cargo containers during the period March 29, 1996 (commencement of operations) to March 31, 1997.

      The Registrant filed a Report on Form 8-K, February 6, 1997 and Amendment No. 1 to Report on Form 8-K dated February 26, 1997, reporting the resignation of the Registrant's certifying accountant.

      The Registrant filed a Report on Form 8-K, April 14, 1997, reporting the appointment of the Registrant's successor certifying accountant.




___________

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 28, 1996, included as part of Registration Statement on Form S-1 (No. 33-98290)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

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



                                    CRONOS GLOBAL INCOME FUND XVI, L.P.

                                    By   Cronos Capital Corp.
                                         The General Partner


                                    By    /s/ JOHN KALLAS
                                         -------------------------------
                                         John Kallas
                                         Vice President, Treasurer
                                         Principal Finance & Accounting Officer


Date:  June 16, 1997

                                  EXHIBIT INDEX


Exhibit
   No.                                       Description                        Method of Filing
-------                                      -----------                        ----------------
   3(a)        Limited Partnership Agreement of the Registrant, amended and     *
               restated as of December 28, 1996

   3(b)        Certificate of Limited Partnership of the Registrant             **

   10          Form of Leasing Agent Agreement with Cronos Containers           ***
               Limited

   27          Financial Data Schedule                                          Filed with this document

____________

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 28, 1996, included as part of Registration Statement on Form S-1 (No. 33-98290)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)