Form 10-Q
period 1997-06-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 1997-08-13
CIK 1002519

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ____________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---      ---

                       CRONOS GLOBAL INCOME FUND XVI, L.P.


                      Report on Form 10-Q for the Quarterly
                           Period Ended June 30, 1997

                                TABLE OF CONTENTS

                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

          Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996                                            4

          Statement of Operations for the three and six months ended June 30, 1997 and 1996 (unaudited)               5

          Statement of Cash Flows for the six months ended June 30, 1997 and 1996 (unaudited)                         6

          Notes to Unaudited Financial Statements (unaudited)                                                         7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of                                 10
          Operations


PART II - OTHER INFORMATION

Item 5.   Other Materially Important Events                                                                          14


Item 6.   Exhibits and Reports on Form 8-K                                                                           15


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1997 and December 31, 1996, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                                 Balance Sheets

                                   (Unaudited)

                                                                          June 30,      December 31,
                 Assets                                                     1997            1996
                                                                        ------------    ------------
Current assets:
   Cash and cash equivalents, includes $1,038,011 at June 30, 1997
      and $1,755,486 at December 31, 1996 in interest-bearing accounts   $  1,052,116    $  1,755,884
   Net lease receivables due from Leasing Company
     (notes 1 and 2)                                                          368,599         208,133
                                                                         ------------    ------------

         Total current assets                                               1,420,715       1,964,017
                                                                         ------------    ------------

Container rental equipment, at cost                                        26,792,576      24,701,402
   Less accumulated depreciation                                            1,662,830         894,114
                                                                         ------------    ------------
     Net container rental equipment                                        25,129,746      23,807,288
                                                                         ------------    ------------

Organizational costs, net                                                     205,574         229,005
                                                                         ------------    ------------

                                                                         $ 26,756,035    $ 26,000,310
                                                                         ============    ============

         Liabilities and Partners' Capital
Current liabilities:
   Due to general partner (notes 1 and 3)                                 $         -    $     17,299
   Container rental equipment purchases payable                                     -         341,486
                                                                         ------------    ------------

         Total current liabilities                                                  -         358,785
                                                                         ------------    ------------

Partners' capital (deficit):
   General partner                                                             (3,859)         (1,820)
   Limited partners                                                        26,759,894      25,643,345
                                                                         ------------    ------------

         Total partners' capital                                           26,756,035      25,641,525
                                                                         ------------    ------------

                                                                         $ 26,756,035    $ 26,000,310
                                                                         ============    ============

   The accompanying notes are an integral part of these financial statements.

                      CRONOS GLOBAL INCOME FUND XVI, L.P.

                            Statement of Operations

                                  (Unaudited)

                                          Three Months Ended
                                        -----------------------      Six      For the Period March 29, 1996
                                        June 30,       June 30,  Months Ended  (Commencement of Operations)
                                          1997          1996     June 30, 1997    through June 30, 1996
                                        ----------    ---------  -------------- ---------------------------
Net lease revenue (notes 1 and 4)       $  769,433   $  209,056   $1,431,911         $  210,966

Other operating expenses:
    Depreciation and amortization          402,935      163,544      793,949            182,302
    Other general and
      administrative expenses               19,392        5,412       32,761              5,412
                                        ----------   ----------   ----------         ----------
                                           422,327      168,956      826,710            187,714
                                        ----------   ----------   ----------         ----------

        Earnings from operations           347,106       40,100      605,201             23,252

Other income:
    Interest income                         17,805       27,874       42,723             27,874
    Net gain on disposal of equipment        1,321            -        3,352                  -
                                        ----------   ----------   ----------         ----------
                                            19,126       27,874       46,075             27,874
                                        ----------   ----------   ----------         ----------

        Net earnings                    $  366,232   $   67,974   $  651,276         $   51,126
                                        ==========   ==========   ==========         ==========

Allocation of net earnings:

    General partner                     $   30,226   $    1,940   $   56,913         $    1,771
    Limited partners                       336,006       66,034      594,363             49,355
                                        ----------   ----------   ----------         ----------

                                        $  366,232   $   67,974   $  651,276         $   51,126
                                        ==========   ==========   ==========         ==========

Limited partners' per unit
  share of net earnings                 $      .33   $      .26   $      .59         $      .12
                                        ==========   ==========   ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                             Statement of Cash Flows

                                   (Unaudited)

                                                                                     For the Period March 29, 1996,
                                                          Six Months Ended          (Commencement of Operations)
                                                             June 30, 1997                through June 30, 1996
                                                          ----------------          ---------------------------
Net cash provided by operating activities                   $  1,293,383                    $     160,081


Cash flows used in investing activities:
   Purchase of container rental equipment                     (2,340,840)                     (12,063,397)
   Acquisition fees paid to general partner                     (117,268)                        (603,170)
                                                            ------------                   --------------


         Net cash used in investing activities                (2,458,108)                     (12,666,567)
                                                            ------------                   --------------


Cash flows provided by (used in) financing activities:
   Capital contributions                                       1,931,060                       15,786,320
   Underwriting commissions                                     (193,196)                      (1,578,642)
   Offering and organizational expenses                          (99,850)                        (789,321)
   Distribution to partners                                   (1,177,057)                         (31,499)
                                                            ------------                   --------------


     Net cash provided by financing activities                   460,957                       13,386,858
                                                            ------------                   --------------


Net increase (decrease) in cash and cash equivalents            (703,768)                         880,372


Cash and cash equivalents at January 1                         1,755,884                              100
                                                            ------------                   --------------


Cash and cash equivalents at June 30                        $  1,052,116                    $     880,472
                                                            ============                    =============


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

          The Partnership commenced operations on March 29, 1996, when the minimum subscription proceeds of $2,000,000 were received from over 100 subscribers (excluding from such count Pennsylvania residents, the general partner, and all affiliates of the general partner). On February 3, 1997, CCC suspended the offer and sale of units in the Partnership. The offering terminates on December 27, 1997.

          As of June 30, 1997, the Partnership operated 3,851 twenty-foot, 1,049 forty-foot and 460 forty-foot high-cube marine dry cargo containers, 90 twenty-foot and 300 forty-foot refrigerated containers and 52 twenty four thousand-liter tanks.


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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1997 and December 31, 1996 were as follows:

                                                   June 30,    December 31,
                                                     1997         1996
                                                 ----------   ----------
Lease receivables, net of doubtful accounts
  of $13,547 at June 30, 1997 and $7,329
  at December 31, 1996                           $1,055,560   $  755,259
Less:
Direct operating payables and accrued expenses      338,096      302,271
Damage protection reserve                            55,736       17,860
Base management fees                                188,038      124,420
Reimbursed administrative expenses                  105,091      102,575
                                                 ----------   ----------

                                                 $  368,599   $  208,133
                                                 ==========   ==========


                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     Notes to Unaudited Financial Statements


(3)   Due to General Partner

      The amounts due to CCC and its affiliates at December 31, 1996 consist of acquisition fees.


(4)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three months ended June 30, 1997 and 1996, the six months ended June 30, 1997 and the period March 29, 1996 (commencement of operations) through June 30, 1996 were as follows:

                                        Three Months Ended
                                      -----------------------       Six          For the Period March 29, 1996
                                      June 30,      June 30,    Months Ended      (Commencement of Operations)
                                        1997          1996     June 30, 1997         through June 30, 1996
                                      ----------   ----------  ----------------  -----------------------------
Rental revenue                        $1,089,942   $  333,195   $2,036,733             $  335,495
Less:
Rental equipment operating expenses      185,171       83,201      351,419                 83,201
Base management fees                      75,649       22,832      141,700                 23,063
Reimburse administrative expenses         59,689       18,106      111,703                 18,265
                                      ----------   ----------   ----------             ----------
                                      $  769,433   $  209,056   $1,431,911             $  210,966
                                      ==========   ==========   ==========             ==========

(5)   Container Rental Equipment Purchases

      As of June 30, 1997, the Partnership had purchased the following types of container rental equipment:

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

      The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Partnership through June 30, 1997 was $25,524,394. The aggregate equipment had been acquired from third-party container manufacturers located in South Korea, India, the People's Republic of China, Thailand and the United Kingdom.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1997 and December 31, 1996.

      The Registrant is a limited partnership organized under the laws of the State of California on September 1, 1995 for the purpose of owning and leasing marine cargo containers, special purpose containers and container-related equipment. The Registrant was initially capitalized with $100 and commenced offering its limited partnership interests to the public subsequent to December 28, 1995, pursuant to its Registration Statement on Form S-1 (File No. 33-98290). The Registrant commenced operations on March 29, 1996. On February 3, 1997, Cronos Capital Corp. ("CCC"), the general partner, suspended the offer and sale of units in the Registrant. Information concerning the suspended offer and sale of units in the Registrant is incorporated by reference to the discussion in the Supplement dated February 6, 1997 to the Registration Statement on Form S-1, dated December 28, 1995 as supplemented December 27, 1996. The offering terminates December 27, 1997. For the period December 28, 1995 through February 3, 1997, the Registrant raised $31,993,340 in subscription proceeds. The following table sets forth the use of said subscription proceeds as of June 30, 1997.

                                                        Percentage of
                                             Amount    Gross Proceeds
                                           ----------- --------------
Gross Subscription Proceeds                $31,993,340     100.0%

Public Offering Expenses:
    Underwriting Commissions                 3,199,334      10.0%
    Offering and Organizational Expenses     1,482,116       4.6%
                                           -----------   -------

    Total Public Offering Expenses           4,681,450      14.6%
                                           -----------   -------

Net Proceeds                                27,311,890      85.4%

Acquisition Fees                             1,276,220       4.0%

Working Capital Reserve                        319,933       1.0%

Unexpended Proceeds                            191,343       0.6%
                                           -----------   -------

Gross Proceeds Invested in Equipment       $25,524,394      79.8%
                                           ===========   =======

      The Registrant's cash balances as of June 30, 1997 included proceeds of the offering, together with interest earned thereon, and amounts reserved as working capital. Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Registrant. During the Registrant's first year of operations, the general partner and its affiliates agreed to defer the deduction of all base management fees and reimbursable administrative expenses from the leasing receivables due to the Registrant. Deferral of these fees ceased during the second quarter of 1997. At June 30, 1997, these deferred fees and expenses totaled $278,000.

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

      During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected, contributing to an uncertain start to 1997. Since the beginning of the year, the container leasing industry has experienced an upward trend in container utilization. The impact of this trend on the utilization rates of the Registrant has been mixed. The Registrant's dry container utilization rate increased from 80% at December 31, 1996 to 89% at June 30, 1997, while refrigerated container utilization rates increased from 77% at December 31, 1996 to 100% at June 30, 1997. Tank container utilization also increased from 88% at December 31, 1996 to 90% at June 30, 1997. During 1996, shipping lines and other transport companies had reduced their leased fleets to minimal levels in an attempt to reduce costs. However, increasing cargo volumes and continued equipment imbalances within the container fleets of shipping lines and transport companies have established a need for these companies to replenish their leased fleets.

      Although there has been a general improvement in container utilization rates, per-diem rental rates continue to remain under pressure. The decline in per-diem rental rates from those evidenced during 1996 can be attributed to the following factors: three new leasing companies have offered new containers and low rental rates in an effort to break into the leasing market; established leasing companies have reduced rates to very low levels; and a continued over supply of containers. Although these conditions are expected to continue to impact the Registrant's financial condition and operating performance throughout 1997, the long-term outlook remains a positive one.


2) Material changes in the results of operations between the three-month periods ended June 30, 1997 and 1996, the six-month period ended June 30, 1996 and the period March 29, 1996 (commencement of operations) to June 30, 1996.

      Net lease revenue for the three and six-month periods ended June 30, 1997 was $769,433 and $1,431,911, respectively, an increase of approximately 73% and 85% from the same periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1997 was $1,089,942 and $2,036,733, respectively, reflecting an increase of 69% and 84% from the same periods in the prior, respectively. During 1997, gross lease revenue was primarily impacted by an increase in fleet size and utilization rates. The average dry container per-diem rental rate for the three month period ended June 30, 1997 increased 4%, when compared to the same period in prior year. However, dry container per-diem rental rates for the six-month period ended June 30, 1997 declined 4% when compared to the period March 29, 1996 (commencement of operations) to June 30, 1996. Average refrigerated container per-diem rental rates for the three and six-month periods ended June 30, 1997 declined 18% and 10%, respectively, when compared to the same periods in the prior year. The average tank container per-diem rental rate for the three month period ended June 30, 1997 increased 35% and 51%, respectively, when compared to the same periods in the prior year.

       The Registrant's average fleet size and utilization rates for the three-month periods ended June 30, 1997 and 1996, the six-month period ended June 30, 1997 and the period March 29, 1996 (commencement of operations) to June
      30, 1996 were as follows:

                                                    Three Months Ended
                                                  -----------------------         Six          For the Period March 29, 1996
                                                   June 30,      June 30,     Months Ended      (Commencement of Operations)
                                                     1997          1996        June 30, 1997         through June 30, 1996
                                                  ---------      --------     ----------------  ----------------------------
       Average Fleet Size (measured in
          twenty-foot equivalent units (TEU))
              Dry cargo containers                 6,870          3,367            6,700                   2,675
              Refrigerated cargo containers          690            267              690                     209
              Tank containers                         52             42               52                      36
       Average Utilization
              Dry cargo containers                    87%            50%              82%                     39%
              Refrigerated cargo containers           98%            84%              94%                     63%
              Tank containers                         90%            49%              87%                     37%

      Rental equipment operating expenses were 17% of the Registrant's gross lease revenue during each of the three and six-month periods ended June 30, 1997, respectively, as compared to 25% during each of the same periods in the prior year. These decreases were largely attributable to a reduction in costs associated with higher utilization levels, including storage and handling. Direct operating expenses also include repositioning costs, agent fees and insurance premiums, as well as provisions for doubtful accounts and repair costs for containers covered under damage protection clauses. Direct operating costs are affected by the quantity of off-hire containers as well as the frequency at which the containers are redelivered.

      As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

      The Parent Company is the indirect corporate parent of Cronos Capital Corp., the general partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the general partner or the Registrant, Arthur Andersen confirmed to the general partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant. Following Arthur Andersen's resignation, the Parent Company subsequently received notification from the Securities and Exchange Commission that it was conducting a private investigation of the Parent Company regarding the events and circumstances leading to Arthur Andersen's resignation. The results of this investigation are still pending. Accordingly, the Registrant does not, at this time, have sufficient information to determine the impact, if any, that the Securities and Exchange Commission investigation of the Parent Company and the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the general partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

      Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      The Registrant retained a new auditor, Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.

      The President of the Leasing Company, a subsidiary of the Parent Company, along with two marketing Vice Presidents, resigned in June 1997. These vacancies were filled by qualified, long-time employees who average over 15 years of experience in the container leasing industry, therefore providing continuity in the management of the Leasing Company. The Registrant and general partner do not believe these changes will have a material impact on the future operating results and financial condition of the Registrant.


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

                           PART II - OTHER INFORMATION


Item 5.   Other Materially Important Events

          Equipment Acquisitions

          Pursuant to its undertakings made in its Registration Statement No. 33-98290, Section 7.2 (h) of the Partnership Agreement, the Registrant had purchased the following types of equipment as of June 30, 1997:

                                                                       Purchased from                     Registrant's
                                                        Purchased         Container          Total      Average Cost
           Equipment Type                                from CCC       Manufacturers       Purchased   Per Container
           --------------                               ---------      --------------       ---------   --------------
           Dry Cargo Containers:
                  Twenty-foot                                -              3,853           3,853         $   2,369
                  Forty-foot                                 -              1,050           1,050         $   3,520
                  Forty-foot high-cube                       -                460             460         $   3,878
           Refrigerated Cargo Containers:
                  Twenty-foot                                -                 90              90         $  21,108
                  Forty-foot high-cube                       -                300             300         $  25,655
           Tank Containers:
                  24,000-liter                               -                 52              52         $  25,394


          The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Registrant through June 30, 1997 was $25,524,394. The aggregate equipment had been acquired from third-party container manufacturers located in South Korea, India, the People's Republic of China, Thailand and the United Kingdom.

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
               3(a)      Limited Partnership Agreement of the Registrant, amended and       *
                         restated as of December 28, 1996

               3(b)      Certificate of Limited Partnership of the Registrant               **

               10        Form of Leasing Agent Agreement with Cronos Containers
                         Limited                                                            ***

               27        Financial Data Schedule                                            Filed with this document




(b)   Reports on Form 8-K

      The Registrant filed a Report on Form 8-K, dated April 14, 1997 reporting the appointment of the Registrant's successor certifying accountant.


















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



                    CRONOS GLOBAL INCOME FUND XVI, L.P.

                    By     Cronos Capital Corp.
                           The General Partner



                    By      /s/ JOHN KALLAS
                           ----------------------------------------
                           John Kallas
                           Vice President, Treasurer
                           Principal Financial & Accounting Officer



Date:  August 14, 1997

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

               10        Form of Leasing Agent with Cronos Containers Limited               ***

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