Form 10-Q
period 1997-09-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 1997-11-10
CIK 1002519

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                       CRONOS GLOBAL INCOME FUND XVI, L.P.


                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                                       PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996         4

         Statement of Operations for the three months ended September 30, 1997 and 1996, the nine months ended September 30, 1997 and for the period
         March 29, 1996 (commencement of operations) to September 30, 1996
         (unaudited)                                                                   5

         Statement of Cash Flows for the nine months ended September 30, 1997 and for the period March 29, 1996 (commencement of operations) to
         September 30, 1996 (unaudited)                                                6

         Notes to Unaudited Financial Statements (unaudited)                           7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                10


PART II - OTHER INFORMATION

Item 5.  Other Materially Important Events                                            14


Item 6.  Exhibits and Reports on Form 8-K                                             15

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of September 30, 1997 and December 31, 1996, statements of operations for the three months ended September 30, 1997 and 1996, the nine months ended September 30, 1997 and for the period March 29, 1996 (commencement of operations) to September 30, 1996, and statements of cash flows for the nine months ended September 30, 1997 and for the period March 29, 1996 (commencement of operations) to September 30, 1996.

                                CRONOS GLOBAL INCOME FUND XVI, L.P.

                                           BALANCE SHEETS

                                            (UNAUDITED)


                                                                                September 30,           December 31,
              Assets                                                                1997                     1996
                                                                                -------------           -------------
Current assets:
  Cash and cash equivalents, includes $1,005,107 at September 30, 1997
     and $1,755,486 at December 31, 1996 in interest-bearing accounts           $   1,119,307           $   1,755,884
  Net lease receivables due from Leasing Company
    (notes 1 and 2)                                                                   543,951                 208,133
                                                                                -------------           -------------

        Total current assets                                                        1,663,258               1,964,017
                                                                                -------------           -------------

Container rental equipment, at cost                                                26,762,082              24,701,402
  Less accumulated depreciation                                                     2,051,507                 894,114
                                                                                -------------           -------------
    Net container rental equipment                                                 24,710,575              23,807,288
                                                                                -------------           -------------

Organizational costs, net                                                             193,084                 229,005
                                                                                -------------           -------------

                                                                                $  26,566,917           $  26,000,310
                                                                                =============           =============

        Liabilities and Partners' Capital
Current liabilities:
  Due to general partner (notes 1 and 3)                                        $        --             $      17,299
  Container rental equipment purchases payable                                           --                   341,486
                                                                                -------------           -------------

        Total current liabilities                                                        --                   358,785
                                                                                -------------           -------------

Partners' capital (deficit):
  General partner                                                                      (2,698)                 (1,820)

  Limited partners                                                                 26,569,615              25,643,345
                                                                                -------------           -------------

        Total partners' capital                                                    26,566,917              25,641,525
                                                                                -------------           -------------

                                                                                $  26,566,917           $  26,000,310
                                                                                =============           =============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                             Three Months Ended
                                       -------------------------------             Nine          For the Period March 29, 1996
                                       September 30,     September 30,         Months Ended       (Commencement of Operations)
                                           1997              1996           September 30, 1997    through September, 30, 1996
                                       ------------      ------------       ------------------   -----------------------------

Net lease revenue (notes 1 and 4)      $    845,974      $    474,803          $  2,277,885              $    685,769

Other operating expenses:
   Depreciation and amortization            403,594           408,993             1,197,543                   591,295
   Other general and
     administrative expenses                 15,785             6,591                48,546                    12,003
                                       ------------      ------------          ------------              ------------
                                            419,379           415,484             1,246,089                   603,298
                                       ------------      ------------          ------------              ------------

       Earnings from operations             426,595            59,219             1,031,796                    82,471

Other income:
   Interest income                           14,152            12,663                56,875                    40,537
   Net gain on disposal of equipment          3,068              --                   6,420                      --
                                       ------------      ------------          ------------              ------------
                                             17,220            12,663                63,295                    40,537
                                       ------------      ------------          ------------              ------------

       Net earnings                    $    443,815      $     71,882          $  1,095,091              $    123,008
                                       ============      ============          ============              ============

Allocation of net earnings:
   General partner                     $     32,734      $     10,025          $     89,647              $     11,796
   Limited partners                         411,081            61,857             1,005,444                   111,212
                                       ------------      ------------          ------------              ------------

                                       $    443,815      $     71,882          $  1,095,091              $    123,008
                                       ============      ============          ============              ============

Limited partners' per unit
  share of net earnings                $        .41      $        .06          $       1.00              $        .15
                                       ============      ============          ============              ============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                                         For the Period March 29, 1996,
                                                                   Nine Months Ended      (Commencement of Operations)
                                                                   September 30, 1997      through September 30, 1996
                                                                   ------------------    ------------------------------

Net cash provided by operating activities                              $  1,979,384              $    456,296


Cash flows provided by (used in) investing activities:
  Proceeds from sale of container rental equipment                           12,500                      --
  Purchase of container rental equipment                                 (2,339,370)              (20,212,460)
  Acquisition fees paid to general partner                                 (117,116)               (1,010,623)
                                                                       ------------              ------------

        Net cash used in investing activities                            (2,443,986)              (21,223,083)
                                                                       ------------              ------------


Cash flows provided by (used in) financing activities:
  Capital contributions                                                   1,931,060                25,509,480
  Underwriting commissions                                                 (193,196)               (2,550,858)
  Offering and organizational expenses                                     (101,336)               (1,122,938)
  Distribution to partners                                               (1,808,503)                 (263,888)
                                                                       ------------              ------------


    Net cash provided by (used in) financing activities                    (171,975)               21,571,796
                                                                       ------------              ------------


Net increase (decrease) in cash and cash equivalents                       (636,577)                  805,009


Cash and cash equivalents at January 1                                    1,755,884                       100
                                                                       ------------              ------------


Cash and cash equivalents at September 30                              $  1,119,307              $    805,109
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

                As of September 30, 1997, the Partnership operated 3,842 twenty-foot, 1,048 forty-foot and 459 forty-foot high-cube marine dry cargo containers, 90 twenty-foot and 300 forty-foot refrigerated containers, and 52 twenty four thousand-liter tanks.


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


(2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1997 and December 31, 1996 were as follows:

                                                        September 30,         December 31,
                                                             1997                 1996
                                                        ------------          ------------
Lease receivables, net of doubtful accounts
 of $22,100 at September 30, 1997 and $7,329
 at December 31, 1996                                    $1,092,598            $  755,259
Less:
Direct operating payables and accrued expenses              317,058               302,271
Damage protection reserve                                    48,113                17,860
Base management fees                                        140,807               124,420
Reimbursed administrative expenses                           42,669               102,575
                                                         ----------            ----------

                                                         $  543,951            $  208,133
                                                         ==========            ==========

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)     Due to General Partner

        The amounts due to CCC and its affiliates at December 31, 1996 consist of acquisition fees.


(4)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three months ended September 30, 1997 and 1996, the nine months ended September 30, 1997 and the period March 29, 1996 (commencement of operations) through September 30, 1996 were as follows:


                                                    Three Months Ended                Nine
                                              -------------------------------     Months Ended      For the Period March 29, 1996
                                              September 30,     September 30,     September 30,      (Commencement of Operations)
                                                  1997             1996               1997           through September 30, 1996
                                              ------------      ------------      ------------      ------------------------------

Rental revenue                                $  1,137,301      $    702,215      $  3,174,034              $  1,037,710
Less:
Rental equipment operating expenses                149,933           140,061           501,352                   223,262
Base management fees                                78,989            48,783           220,689                    71,846
Reimbursed administrative expenses                  62,405            38,568           174,108                    56,833
                                              ------------      ------------      ------------              ------------
                                              $    845,974      $    474,803      $  2,277,885              $    685,769
                                              ============      ============      ============              ============


(5)     Container Rental Equipment Purchases

        As of September 30, 1997, the Partnership had purchased the following types of container rental equipment:

                                                                  Purchased from
                                                      Purchased     Container         Total
         Equipment Type                               from CCC    Manufacturers      Purchased
         --------------                               --------    -------------      ---------
         Dry Cargo Containers:
               Twenty-foot                                -          3,853           3,853
               Forty-foot                                 -          1,050           1,050
               Forty-foot high-cube                       -            460             460
         Refrigerated Cargo Containers:
               Twenty-foot                                -             90              90
               Forty-foot high-cube                       -            300             300
         Tank Containers:
               24,000-liter                               -             52              52

        The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Partnership through September 30, 1997 was $25,524,394. The aggregate equipment had been acquired from third-party container manufacturers located in South Korea, India, the People's Republic of China, Thailand and the United Kingdom.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1997 and December 31, 1996.

        The Registrant is a limited partnership organized under the laws of the State of California on September 1, 1995 for the purpose of owning and leasing marine cargo containers, special purpose containers and container-related equipment. The Registrant was initially capitalized with $100 and commenced offering its limited partnership interests to the public subsequent to December 28, 1995, pursuant to its Registration Statement on Form S-1 (File No. 33-98290). The Registrant commenced operations on March 29, 1996. On February 3, 1997, Cronos Capital Corp. ("CCC"), the general partner, suspended the offer and sale of units in the Registrant. Information concerning the suspended offer and sale of units in the Registrant is incorporated by reference to the discussion in the Supplement dated February 6, 1997 to the Registration Statement on Form S-1, dated December 28, 1995 as supplemented December 27, 1996. The offering terminates December 27, 1997. For the period December 28, 1995 through February 3, 1997, the Registrant raised $31,993,340 in subscription proceeds. The following table sets forth the use of said subscription proceeds as of September 30, 1997.

                                                                    Percentage of
                                                     Amount         Gross Proceeds
                                                     ------         --------------

Gross Subscription Proceeds                       $31,993,340            100.0%

Public Offering Expenses:
    Underwriting Commissions                        3,199,334             10.0%
    Offering and Organizational Expenses            1,482,369              4.6%
                                                  -----------          -------

    Total Public Offering Expenses                  4,681,703             14.6%
                                                  -----------          -------

Net Proceeds                                       27,311,637             85.4%

Acquisition Fees                                    1,276,220              4.0%

Working Capital Reserve                               319,933              1.0%

Unexpended Proceeds                                   191,090              0.6%
                                                  -----------          -------

Gross Proceeds Invested in Equipment              $25,524,394             79.8%
                                                  ===========          =======


        The Registrant's cash balances as of September 30, 1997 included proceeds of the offering, together with interest earned thereon, and amounts reserved as working capital. Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Registrant. During the Registrant's first year of operations, the general partner and its affiliates agreed to defer the deduction of all base management fees and reimbursable administrative expenses from the leasing receivables due to the Registrant. Deferral of these fees ceased during the second quarter of 1997. At September 30, 1997, these deferred fees and expenses totaled $158,000.

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

        During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing their need for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. Since the beginning of 1997, the container leasing industry has experienced a modest recovery as indicated by an upward trend in container utilization. The impact of this trend on the utilization rates of the Registrant has been mixed. The Registrant's dry container utilization rate increased from 80% at December 31, 1996 to 88% at September 30, 1997, while refrigerated container utilization rates increased from 77% at December 31, 1996 to 99% at September 30, 1997. Tank container utilization also increased from 88% at December 31, 1996 to 90% at September 30, 1997. Increasing cargo volumes and continuing equipment imbalances within the container fleets of shipping lines and transport companies have re-established a need for these companies to replenish their leased fleets during 1997.

        Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. The recent volatility of the Hong Kong and other Asian financial markets and its impact on trade, shipping, and container leasing, especially intra-Asia and Asia-Europe routes, has yet to be determined. While these conditions could impact the Registrant's financial condition and operating performance through the remainder of 1997 and first half of 1998, the Registrant is well positioned to take advantage of further improvements in the container leasing market.


2) Material changes in the results of operations between the three-month periods ended September 30, 1997 and 1996, the nine-month period ended September 30, 1997 and the period March 29, 1996 (commencement of operations) to September 30, 1996.

        Net lease revenue for the three and nine-month periods ended September 30, 1997 was $845,974 and $2,277,885, respectively, an increase of approximately 44% and 70% from the same three month period in the prior year and the period March 29, 1996 (commencement of operations) to September 30, 1996, respectively. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1997 was $1,137,301 and $3,174,034, respectively, reflecting an increase of 62% and 206% from the same three month period in the prior year and the period March 29, 1996 (commencement of operations) to September 30, 1996, respectively. During 1997, gross lease revenue was primarily impacted by an increase in fleet size and utilization rates. The average dry container per-diem rental rate for the three and nine-month periods ended September 30, 1997 declined 4% when compared to the same three month period in the prior year and the period March 29, 1996 (commencement of operations) to September 30, 1996. Average refrigerated container per-diem rental rates for the three month period ended September 30, 1997 declined 11%, when compared to the same period in the prior year. While, average refrigerated container per-diem rental rates for the nine month period ended September 30, 1997 remained unchanged when compared to the period March 29, 1996 (commencement of operations) to September 30, 1996. Average tank container per-diem rental rates for the three month period ended September 30, 1997 decreased 6% when compared to the same period in the prior year. However, average tank container per-diem rental rate for the nine month period ended September 30, 1997 increased 28% when compared to the period March 29, 1996 (commencement of operations) to September 30, 1996.

        The Registrant's average fleet size and utilization rates for the three-month periods ended September 30, 1997 and 1996, the nine-month period ended September 30, 1997 and the period March 29, 1996 (commencement of operations) to September 30, 1996 were as follows:

                                                   Three Months Ended
                                            --------------------------------           Nine           For the Period  March 29, 1996
                                            September 30,      September 30,       Months Ended        (Commencement of Operations)
                                                1997               1996          September 30, 1997      through September 30, 1996
                                            -------------      -------------     ------------------   -----------------------------

Average Fleet Size (measured in
  twenty-foot equivalent units (TEU))
    Dry cargo containers                      6,862                6,522                6,749                      4,324
    Refrigerated cargo containers               690                  623                  690                        386
    Tank containers                              52                   58                   52                         45
Average Utilization
    Dry cargo containers                         88%                  62%                  84%                        49%
    Refrigerated cargo containers                99%                  67%                  96%                        65%
    Tank containers                              91%                  71%                  88%                        51%

        Rental equipment operating expenses were 13% and 16% of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997, respectively, as compared to 20% and 22% during the three month period ended September 30, 1996, and for the period March 29, 1996 (commencement of operations) to September 30, 1996, respectively. These decreases were largely attributable to a reduction in costs associated with higher utilization levels, including storage, handling and repositioning. Direct operating expenses also include agent fees and insurance premiums, as well as provisions for doubtful accounts and repair costs for containers covered under damage protection clauses. Direct operating costs are affected by the quantity of off-hire containers as well as the frequency at which the containers are redelivered.

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

                           PART II - OTHER INFORMATION


Item 5. Other Materially Important Events

        Equipment Acquisitions

        Pursuant to its undertakings made in its Registration Statement No. 33-98290, Section 7.2 (h) of the Partnership Agreement, the Registrant had purchased the following types of equipment as of September 30, 1997:

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


        The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Registrant through September 30, 1997 was $25,524,394. The aggregate equipment had been acquired from third-party container manufacturers located in South Korea, India, the People's Republic of China, Thailand and the United Kingdom.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits


        Exhibit
           No.                            Description                             Method of Filing
        -------                           -----------                             ----------------

          3(a)    Limited Partnership Agreement of the Registrant,                *
                  amended and restated as of December 28, 1996

          3(b)    Certificate of Limited Partnership of the Registrant            **

          10      Form of Leasing Agent Agreement with Cronos Containers          ***
                  Limited

          27      Financial Data Schedule                                         Filed with this document


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.




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



                                      CRONOS GLOBAL INCOME FUND XVI, L.P.

                                      By  Cronos Capital Corp.
                                          The General Partner



                                      By  /s/ JOHN KALLAS
                                          ------------------------------------
                                          John Kallas
                                          Vice President, Treasurer
                                          Principal Finance & Accounting Officer



Date:  November 10, 1997

                                  EXHIBIT INDEX



        Exhibit
           No.                            Description                             Method of Filing
        -------                           -----------                             ----------------

          3(a)    Limited Partnership Agreement of the Registrant,                *
                  amended and restated as of December 28, 1996

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