Form 10-K
period 1997-12-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 1998-03-31
CIK 1002519

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to __________.

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
         Title of each class                           which registered
         -------------------                       --------------------------
           Not Applicable
      ------------------------                   ------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTERESTS
                ------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

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

                              Certificate of Limited Partnership of Cronos Global Income Fund XVI, L.P.,
                              filed as Exhibit 3.2 to the Registration Statement on Form S-1

                              Form of Leasing Agent Agreement with Cronos Containers Limited, filed as
                              Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)
PART II
Item 9 - Changes in and Dis-  Current Report on Form 8-K of Cronos Global Income Fund XVI, L.P.,
         agreements with      filed February 6, 1997 and April 14, 1997, respectively, and
         Accountants on       Amendment No. 1 to Current Report on Form 8-K filed
         Accounting and       February 26, 1997.
         Financial Disclosure

                         PART I - FINANCIAL INFORMATION

Item 1. Business

   (a)  General Development of Business

   The Registrant is a limited partnership organized under the laws of the State of California on September 1, 1995, for the purpose of owning and leasing marine cargo containers, special purpose containers and container-related equipment. The Registrant was initially capitalized with $100 and commenced offering its limited partnership interests to the public subsequent to December 28, 1995, pursuant to its Registration Statement on Form S-1 (File No. 33-98290). The Registrant had no securities holders as defined by the Securities and Exchange Act of 1934 as of December 31, 1995. Additionally, the Registrant was not engaged in any trade of business during the period covered by the report, as the offering broke initial impound on March 29, 1996. On February 3, 1997, Cronos Capital Corp. ("CCC"), the general partner, suspended the offer and sale of units in the Registrant. Information concerning the suspended offer and sale of units in the Registrant is incorporated by reference to the discussion in the Supplement dated February 6, 1997 to the Registration Statement on Form S-1 (No. 33-98290), dated December 28, 1995, as supplemented December 27, 1996. The offering was not resumed and terminated on December 27, 1997.

   The Registrant raised $31,993,340 in subscription proceeds. The following table sets forth the use of said subscription proceeds as of December 31, 1997.

                                                                     Percentage of
                                                         Amount      Gross Proceeds
                                                      -----------    --------------
          Gross Subscription Proceeds                 $31,993,340        100.0%

          Public Offering Expenses:
              Underwriting Commissions                $ 3,199,334         10.0%
              Offering and Organization Expenses      $ 1,482,466          4.6%
                                                      -----------        -----

              Total Public Offering Expenses          $ 4,681,800         14.6%
                                                      -----------        -----

          Net Proceeds                                $27,311,540         85.4%

          Acquisition Fees                            $ 1,276,220          4.0%

          Working Capital Reserve                     $   319,933          1.0%

          Unexpended Proceeds                         $   190,993          0.6%
                                                      -----------        -----

          Gross Proceeds Invested in Equipment        $25,524,394         79.8%
                                                      ===========        =====

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

   The Parent Company is the indirect corporate parent of CCC, the General Partner of the Partnership. In its letter of resignation to the Parent Company, Arthur Andersen stated that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Registrant.

   CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

   Arthur Andersen's report on the financial statements of CCC and the Registrant, for years preceding 1996, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

   During the Registrant's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

   The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

   In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission (the "SEC"). Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

   In 1993, the Parent Company negotiated a credit facility (hereinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

   Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. At December 31, 1997, approximately $37,600,000 was outstanding under the Credit Facility.

   The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Partnership.

   The lending banks have indicated that they will not renew the Credit Facility, and the Parent Company has yet to secure a source for repayment of the balance due under the Credit Facility at May 31, 1998. CCC is currently in discussions with the management of the Parent Company to provide assurance that the management of the container leasing partnerships managed by CCC, including the Registrant, is not disrupted pending a refinancing or reorganization of the indebtedness of the Parent Company and its affiliates.

   The Registrant is not a borrower under the Credit Facility, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the Credit Facility.

   The Registrant is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or CCC and the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.


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

   During 1994 and 1995, the world's major industrialized nations emerged from a global economic recession. Consequently, excess equipment inventories that had resulted from the sluggish growth in world trade during 1992 and 1993, as well as increased production capacity, were absorbed. However, since 1995, the growth of the industry's fleet, as well as containership tonnage, outpaced increases in world containerized trade and resulted in a steady decline in container prices to levels not seen in a decade. Consequently, ocean carriers reduced their holding of leased container equipment and increased the number of containers purchased for their own account. Additionally, ocean carriers, through the efforts of strategic shipping alliances, were able to increase the efficiency of utilizing owned containers, further reducing their reliance on leased containers. As a result, the container leasing industry has, since mid - 1995, experienced a decline in container utilization and per-diem rental rates.

   The Registrant believes that the favorable growth of containerization has been and will be impacted in subsequent years for the following reasons:

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

   o Countries with rapidly-growing economies in emerging markets are continuing to build new container port facilities that accommodate an increased flow of containerized trade; and

   o Trade agreements, such as the North American Free Trade Agreement ("NAFTA") and the General Agreement on Tariffs and Trade ("GATT"), should further stimulate world trade, and, therefore containerized trade.

   The container leasing industry has been a significant contributor to the growth of containerization. To an ocean carrier, the primary benefits of leasing rather than owning containers are as follows:

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

   Of the 3,841 twenty-foot, 1,048 forty-foot and 459 forty-foot high-cube marine dry cargo containers, the 90 twenty-foot and 300 forty-foot refrigerated marine cargo containers, and the 52 twenty-four thousand liter tanks owned by the Registrant as of December 31, 1997, 3,182 twenty-foot (or 83% thereof), 873 forty-foot (or 83% thereof) and 430 forty-foot high-cube marine dry cargo containers (or 94% thereof), 85 twenty-foot (or 94% thereof) and 300 forty-foot refrigerated containers (or 100% thereof), and 47 twenty-four thousand liter tanks (or 90% thereof) were on lease. The following table sets forth the information on the lease terms with respect to the containers on lease:

                                                   Number of
                                                   Containers
                                                   ----------
        20-Foot Dry Cargo Containers:
          Term Leases                                 841
          Master Leases                             2,341

        40-Foot Dry Cargo Containers:
          Term Leases                                 250
          Master Leases                               623

        40-Foot High-Cube Dry Cargo Containers:
          Term Leases                                 115
          Master Leases                               315

        20-Foot Refrigerated Cargo Containers:
          Term Leases                                  64
          Master Leases                                21

        40-Foot Refrigerated Cargo Containers:
          Term Leases                                 300
          Master Leases                               -

        24,000-Liter Tank Containers:
          Term Leases                                  41
          Master Leases                                 6

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

   The Registrant's sales and marketing operations are conducted through the Leasing Company, in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Windsor, England; Hamburg; Antwerp; Auckland; Genoa; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; and Shanghai. Each of the Leasing Company's area offices and dedicated agents is staffed with local people familiar with the customers and language of the region. The Leasing Company's marketing directors have been employed in the container industry in their respective regions for an average of 12 years, building direct personal relationships with the local ocean carriers and locally-based representatives of other ocean carriers.

   The Leasing Company also maintains agency relationships with over 45 independent agents around the world, who are generally paid a commission based upon the amount of revenues they generate in the region or the number of containers that are leased from their area on behalf of the Registrant. They are located in jurisdictions where the volume of the Leasing Company's business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. These agents provide marketing support to the area offices covering the region, together with limited operational support.

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

   The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties. The Registrant has received assurances from the Leasing Company and independent third parties, indicating that plans have been developed and implemented to address issues related to the impact year 2000 will have on these systems. The financial impact of making these required system changes is not expected to be material to the Registrant's financial position, results of operations or cash flows.

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

   (c)(1)(vii) One lessee contributed approximately 13.4% ($586,664) of the rental revenue earned during 1997. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

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

   The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business, including Transamerica Leasing, GE-Seaco, Florens Container Corp., Textainer Group, Triton Container International, Interpool Inc., Xtra Group, Container Applications Inc. and others. During 1996 and 1997, two of the container leasing industry's largest mergers transpired. The acquisition of Trans Ocean Ltd by Transamerica Leasing in 1996, and the 1997 merger between the fleets of Genstar Container Corp. and Sea Containers to form GE-Seaco, resulted in the creation of the two largest leasing organizations in the container leasing industry. It is estimated that, at the end of 1997, these two organizations controlled approximately 45% of the worldwide leased container fleet. These and other competitors of the Leasing Company may have greater financial resources and may be capable of offering lower per-diem rates. Since 1996, the container leasing industry has also experienced the formation of new leasing companies, which have been able to compete at lower per-diem rates as a result of the decline in container prices and cost of capital. In the Leasing Company's experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. In addition, not all container leasing companies compete in the same market, as some supply only dry cargo containers and not specialized containers, while others offer only long-term leasing.

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

   (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. CCC has 19 employees, consisting of 4 officers, 4 other managers and 11 clerical and staff personnel.

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

   Rental income from leases to foreign customers exceeded 90% of the Registrant's total rental income for the years 1997 and 1996. The Registrant believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Leasing Company's leases generally require all payments to be made in United States currency.

Item 2.  Properties

   Pursuant to undertakings made in Section 7.2(h) of the Partnership Agreement in its Registration Statement No. 33-69356, the Registrant purchased the following types of container rental equipment through December 31, 1997:

                                                            Purchased                   Registrant's
                                       Purchased from     from Container      Total     Average Cost
        Equipment Type              the General Partner   Manufacturers     Purchased   Per Container
        --------------              -------------------   --------------    ---------   -------------
        Dry Cargo Containers:
          Twenty-foot units                 -                 3,853           3,853        $ 2,369
          Forty-foot units                  -                 1,050           1,050        $ 3,520
          Forty-foot high-cube units        -                   460             460        $ 3,878
        Refrigerated Cargo Containers:
          Twenty-foot units                 -                    90              90        $21,108
          Forty-foot high-cube units        -                   300             300        $25,655
        Tank Containers:
          24,000-liter units                -                    52              52        $25,393

   The aggregate purchase price (excluding acquisition fees) of the container rental equipment acquired by the Registrant through December 31, 1997, was $25,524,394, which was paid from the net proceeds of this offering. All of this equipment had been acquired from third-party container manufacturers located in Taiwan, South Korea, India, Indonesia, the People's Republic of China, Italy, and the United Kingdom.

   Utilization by lessees of the Registrant's containers fluctuates over time depending on the supply of and demand for containers in the Registrant's inventory locations. During 1997, utilization of the dry cargo and refrigerated container fleet averaged 85% and 97%, respectively.

   During 1997, the Registrant disposed of 12 twenty-foot, 2 forty-foot and 1 forty-foot high-cube marine dry cargo containers at an average book gain of $470 per container.


Item 3. Legal Proceedings

   As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

   The Parent Company is the indirect corporate parent of CCC, the General Partner of the Partnership. In its letter of resignation to the Parent Company, Arthur Andersen stated that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Registrant.

   CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

   Arthur Andersen's report on the financial statements of CCC and the Registrant, for years preceding 1996, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

   During the Registrant's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

   The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

   In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission (the "SEC"). Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

   In 1993, the Parent Company negotiated a credit facility (hereinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

   Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. At December 31, 1997, approximately $37,600,000 was outstanding under the Credit Facility.

   The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Partnership.

   The lending banks have indicated that they will not renew the Credit Facility, and the Parent Company has yet to secure a source for repayment of the balance due under the Credit Facility at May 31, 1998. CCC is currently in discussions with the management of the Parent Company to provide assurance that the management of the container leasing partnerships managed by CCC, including the Registrant, is not disrupted pending a refinancing or reorganization of the indebtedness of the Parent Company and its affiliates.

   The Registrant is not a borrower under the Credit Facility, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the Credit Facility.

   The Registrant is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or CCC and the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.


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

   (a)(1)(ii)  Inapplicable.

   (a)(1)(iii)  Inapplicable.

   (a)(1)(iv)  Inapplicable.

   (a)(1)(v)  Inapplicable.

   (a)(2)  Inapplicable.

   (b)  Holders

                                                   Number of Unit Holders
   (b)(1) Title of Class                            as of December 31, 1997
          --------------                           ------------------------

          Units of limited partnership
             interests                                    1,744

   (c)  Dividends

   Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6 below, "Selected Financial Data."

Item 6. Selected Financial Data

                                            Year ended           For the period March 29, 1996
                                           December 31,          (Commencement of Operations)
                                               1997                  to December 31, 1996
                                           ------------          -----------------------------
   Net lease revenue                       $ 3,050,730                      $ 1,270,940
   Net earnings                            $ 1,459,018                      $   384,407
   Net earnings per unit of
        limited partnership interest       $      0.84                      $      0.37
   Cash distributions per unit of
        limited partnership interest       $      1.46                      $      0.67
   At year-end:
   Total assets                            $26,299,300                      $26,000,310
   Partners' capital                       $26,299,300                      $25,641,525

----------------------


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

   The Registrant initiated its offering of limited partnership interests to the public subsequent to December 28, 1995. The Registrant commenced operations on March 29, 1996 when the minimum subscription proceeds of $2,000,000 were obtained from at least 100 subscribers (excluding from such count, Pennsylvania residents, the General Partner, and affiliates of the General Partner). On February 3, 1997, CCC, the general partner, suspended the offer and sale of units in the Registrant. Information concerning the suspended offer and sale of units in the Registrant is incorporated by reference to the discussion in the Supplement dated February 6, 1997 to the Registration Statement on Form S-1 (No. 33-98290), dated December 28, 1995 as supplemented December 27, 1996. The offering was not resumed and terminated on December 27, 1997. At December 27, 1997, the Registrant had raised $31,993,340 through the offering of limited partnership interests, from which it had paid brokerage commissions, reimbursed the General Partner for public offering expenses, and purchased equipment.

   The Registrant's cash balances as of December 31, 1997 included the unused proceeds of the offering, $190,993 together with interest earned thereon, and amounts reserved as working capital. The following table sets forth the use of said subscription proceeds as of December 31, 1997.

                                                                     Percentage of
                                                         Amount      Gross Proceeds
                                                      -----------    --------------
          Gross Subscription Proceeds                 $31,993,340        100.0%

          Public Offering Expenses:
              Underwriting Commissions                $ 3,199,334         10.0%
              Offering and Organization Expenses      $ 1,482,466          4.6%
                                                      -----------        -----

              Total Public Offering Expenses          $ 4,681,800         14.6%
                                                      -----------        -----

          Net Proceeds                                $27,311,540         85.4%

          Acquisition Fees                            $ 1,276,220          4.0%

          Working Capital Reserve                     $   319,933          1.0%

          Unexpended Proceeds                         $   190,993           .6%
                                                      -----------        -----

          Gross Proceeds Invested in Equipment        $25,524,394         79.8%
                                                      ===========        =====

   At December 31, 1997, the Registrant had $1,232,159 in cash and cash equivalents, a decrease of $523,725 from the December 31, 1996 cash balance. Also included as part of the Registrant's cash balance was $20,000 in cash generated from equipment sales cash balances. Throughout the remainder of 1998, the Registrant may use cash generated from equipment sales to purchase and replace additional containers which had been lost or damaged beyond repair. Amounts not used to purchase and replace containers may be distributed to its partners.

   The Registrant's allowance for doubtful accounts increased from $7,329 at December 31, 1996 to $61,992 at December 31, 1997. This increase was attributable to the delinquent account receivable balances of approximately nine lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

   During the offering period, the Registrant did not seek a bridge loan from any unaffiliated commercial lending source to allow the Registrant to take advantage of equipment purchasing opportunities. The Registrant may rely upon long-term financing to purchase a portion of its equipment. The amount of long-term borrowing secured by the Registrant will not exceed 20% of the aggregate purchase price of the Registrant's equipment. Once the Registrant completes its acquisition of equipment, the Registrant intends to maintain an ongoing reserve approximately equal to the greater of 1% of gross proceeds, or $100,000, to meet anticipated expenses of managing the equipment. The level of reserves will vary from time to time depending upon market conditions and the anticipated needs of the Registrant. The Registrant will not reinvest its revenues for the purchase of additional equipment. Pending expenditure for operations or distribution to the partners, these amounts may be invested in short-term, liquid investments.

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

   From inception through February 28, 1998, the Registrant has distributed $3,350,912 in cash from operations to its limited partners, or 10% of the Registrant's original limited partners' investment. Distributions are paid monthly based primarily on each quarter's cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner.

   Market conditions that existed during 1996 persisted throughout 1997. Low container prices, favorable interest rates and the abundance of available capital continued to discourage ocean carriers and other transport companies from leasing containers at levels comparable to previous years. During the first half of 1997, increasing cargo volumes and continuing equipment imbalances within the container fleets of shipping lines and transport companies contributed to a modest recovery in utilization rates. However, by the end of 1997, the volatility of the Hong Kong and other Asian financial markets began to negatively impact trade, shipping and container leasing. Per-diem rental rates continued to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. These conditions may impact the Registrant's financial condition and operating performance during 1998. Additionally, see the discussion regarding The Cronos Group under Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations hereof.


Results of Operations

1997 - 1996

   During 1997, the container leasing industry continued to experience a decline in the demand for its containers, as conditions existing since 1996 continued to adversely impact world trade, shipping and container leasing. These conditions include, but are not limited to, declining container prices, favorable interest rates and an abundance of capital which resulted in ocean carriers and transport companies purchasing a larger share of containers for their own account. The addition of new, larger container ships also contributed to the growth in container ship capacity. As capacity exceeded the growth rate of world containerized trade, ocean carriers attempted to reduce operating costs, further reducing the demand for leased containers.

   As the leasing industry's equipment remained in surplus, ocean carriers and transport companies continued to be selective about the age and condition of containers taken on-hire. Many have adopted a policy of only leasing containers of a certain age or less. It has been the Registrant's experience that in periods of weak demand, many lessees insist on equipment three to five years of age. Such criteria currently serves as a barrier to older equipment being taken on-hire but did not materially impact the leasing opportunities of the Registrant's fleet, which averaged three years of age at December 31, 1997, or its results of operations. The primary component of the Registrant's results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from rental revenues billed by the Leasing Company from the leasing of the Registrant's containers . Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Registrant's fleet. Net lease revenue increased by approximately 140%, when compared to the period March 29, 1996 (Commencement of Operations) to December 31, 1996 and is expected to decline in subsequent periods as container leasing market conditions continue.

   Gross rental revenue, a component of net lease revenue, increased from $1,872,653 for the period March 29, 1996 (commencement of operations) to December 31, 1996, to $4,318,099 for the year ended December 31, 1997, an increase of 131%. Dry cargo and refrigerated container average per-diem rental rates declined approximately 4% when compared to the prior year. Tank container average per-diem rental rates increased 22% when compared to the prior year.

   The Registrant's fleet size, as measured in twenty-foot equivalent units ("TEU"), and average utilization rates at March 31, 1997, June 30, 1997, September 30, 1997 and December 31, 1997 were as follows:

                                            March 31,     June 30,   September 30,  December 31,
                                              1997          1997          1997          1997
                                            ---------     --------   -------------  ------------
     Fleet size (measured in twenty-
        foot equivalent units (TEU)):
           Dry cargo containers              6,873         6,869         6,856         6,855
           Refrigerated containers             690           690           690           690
           Tank containers                      52            52            52            52
     Average utilization:
           Dry cargo containers               82.1%         89.1%         88.1%         84.4%
           Refrigerated containers            97.2%         89.8%         98.7%         98.9%
           Tank containers                    82.7%         90.4%         90.4%         90.4%

   Rental equipment operating expenses, when measured as a percentage of rental revenue, were approximately 16% during 1997, as compared to 20% during the period March 29, 1996 (commencement of operations) to December 31, 1996. This decrease was attributable to a reduction in costs associated with higher utilization levels, including storage, handling and repositioning. Base management fees, dependent on the operating performance of the fleet, increased $169,739 or approximately 130%, during 1997.

   Other general and administrative expenses increased $45,963, or approximately 184%, during 1997. Contributing to this change was an increase associated with the cost of the Registrant's annual audit, as well as an increase associated with the cost of preparing and processing the Registrant's regulatory filings.


1996 - 1995

   The Registrant did not commence operations until March 29, 1996, therefore a discussion of comparative periods cannot be made. For the period March 29, 1996 to December 31, 1996, the Registrant's net earnings were $384,407, and were comprised of net lease revenue, less depreciation and amortization of $913,432, as well as other general and administrative expenses and interest income.

   During 1996, the Registrant's net lease revenue was directly related to the size of its fleet, as well as the utilization and lease rates of the equipment owned. Direct operating expenses included repositioning costs, storage and handling expenses, agent fees and insurance premiums, as well as provisions for doubtful accounts and repair costs for containers covered under damage protection plans. Direct operating costs are affected by the quantity of off-hire containers as well as the frequency at which the containers were redelivered.

   The Registrant's fleet size, as measured in twenty-foot equivalent units ("TEU"), and average utilization rates at March 31, 1996, June 30, 1996, September 30, 1996 and December 31, 1996 were as follows:

                                        March 31,      June 30,   September 30,  December 31,
                                          1996           1996          1996          1996
                                        ---------      --------   -------------  ------------
     Fleet size (measured in twenty-
        foot equivalent units (TEU)):
           Dry cargo containers            600         4,386         5,095         5,897
           Refrigerated containers         235           490           690           690

           Tank containers                  17            48            52            52
     Average utilization:
           Dry cargo containers           15.5%         63.4%         70.4%         79.1%
           Refrigerated containers           -          88.7%         52.3%         76.9%
           Tank containers                   -          75.0%         88.5%         88.5%

   The Registrant commenced its operations during a period that was impacted by a fall in growth of containerized export trade from key Asian markets, resulting in sluggish container leasing market conditions. Also contributing to the sluggish container leasing market conditions were declining container prices, favorable interest rates and an abundance of available capital, which resulted in ocean carriers and transport companies purchasing a larger share of containers for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. In order to counter these market conditions, the Leasing Company implemented various marketing strategies during 1996, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations, and focusing on term leases and other leasing opportunities, including the leasing of containers for local storage.


The Cronos Group

   As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

   The Parent Company is the indirect corporate parent of CCC, the General Partner of the Partnership. In its letter of resignation to the Parent Company, Arthur Andersen stated that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Registrant.

   CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

   Arthur Andersen's report on the financial statements of CCC and the Registrant, for years preceding 1996, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

   During the Registrant's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

   The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

   In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission (the "SEC"). Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

   In 1993, the Parent Company negotiated a credit facility (hereinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

   Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. At December 31, 1997, approximately $37,600,000 was outstanding under the Credit Facility.

   The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Partnership.

   The lending banks have indicated that they will not renew the Credit Facility, and the Parent Company has yet to secure a source for repayment of the balance due under the Credit Facility at May 31, 1998. CCC is currently in discussions with the management of the Parent Company to provide assurance that the management of the container leasing partnerships managed by CCC, including the Registrant, is not disrupted pending a refinancing or reorganization of the indebtedness of the Parent Company and its affiliates.

   The Registrant is not a borrower under the Credit Facility, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the Credit Facility.

   The Registrant is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or CCC and the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.


Year 2000

   The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting/finance. The Registrant has received confirmation from its third-party investor processing/maintenance vendor that their system is Year 2000 compliant. The Registrant does not expect a material increase in its vendor servicing fee to reimburse Year 2000 costs. Container leasing/asset tracking and accounting/finance services are provided to the Registrant by CCC and its affiliate, Cronos Containers Limited (the "Leasing Company"), pursuant to the respective Limited Partnership Agreement and Leasing Agent Agreement. In 1998, CCC and the Leasing Company will initiate a program to prepare their systems and applications for the Year 2000. Preliminary studies indicate that testing, conversion and upgrading of system applications is expected to cost CCC and the Leasing Company less than $500,000. The Registrant may reimburse CCC and the Leasing Company for certain data processing expenses as outlined in the Limited Partnership Agreement. The Registrant's reimbursement of data processing costs associated with Year 2000 compliance are not expected to be material. The financial impact of making these required system changes is not expected to be material to the Registrant's financial position, results of operations or cash flows.

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


Item 8. Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Partners
Cronos Global Income Fund XVI, L.P.:


We have audited the accompanying balance sheets of Cronos Global Income Fund XVI, L.P., as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the year ended December 31, 1997 and for the period March 29, 1996 (commencement of operations) to December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cronos Global Income Fund XVI, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and for the period March 29, 1996 (commencement of operations) to December 31, 1996, in conformity with generally accepted accounting principles.

As further discussed in Note 13 to the financial statements, The Cronos Group, which is the indirect corporate parent of Cronos Capital Corp., the general partner of the Partnership, is subject to an investigation, commenced on February 10, 1997, by the United States Securities and Exchange Commission. Furthermore, Cronos Capital Corp. and five other subsidiaries of The Cronos Group are borrowers under a credit facility with several banks. The credit facility is guaranteed by The Cronos Group and the entire loan balance is due on May 31, 1998. The lending banks have indicated that they will not renew the credit facility, and as of the date of our report, The Cronos Group has yet to secure a source for repayment of the balance due.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule 1, for the year ended December 31, 1997 and for the period March 29, 1996 (commencement of operations) to December 31, 1996, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                        Moore Stephens, P.C.
                                        Certified Public Accountants

New York, New York,
February 20, 1998

                      CRONOS GLOBAL INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                            Assets                                          1997               1996
                            ------                                      ------------       ------------
Current assets:
   Cash and cash equivalents, includes $1,231,959 in 1997
      and $1,755,486 in 1996 in interest-bearing accounts (note 2)      $  1,232,159       $  1,755,884
   Net lease receivables due from Leasing Company
      (notes 1 and 4)                                                        572,740            208,133
                                                                        ------------       ------------

         Total current assets                                              1,804,899          1,964,017
                                                                        ------------       ------------

Container rental equipment, at cost                                       26,755,856         24,701,402
   Less accumulated depreciation                                           2,442,049            894,114
                                                                        ------------       ------------
      Net container rental equipment                                      24,313,807         23,807,288
                                                                        ------------       ------------

Organizational costs, net (note 3)                                           180,594            229,005
                                                                        ------------       ------------

                                                                        $ 26,299,300       $ 26,000,310
                                                                        ============       ============

                       Liabilities and Partners' Capital

Current liabilities:
   Due to general partner (notes 1 and 5)                               $         --       $     17,299
   Container rental equipment purchases payable                                   --            341,486
                                                                                           ------------

         Total current liabilities                                                --            358,785
                                                                        ------------       ------------

Partners' capital (deficit):
   General partner                                                            (4,653)            (1,820)
   Limited partners (note 10)                                             26,303,953         25,643,345
                                                                        ------------       ------------

         Total partners' capital                                          26,299,300         25,641,525
                                                                        ------------       ------------

                                                                        $ 26,299,300       $ 26,000,310
                                                                        ============       ============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            STATEMENTS OF OPERATIONS

       FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD MARCH 29, 1996
                (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996


                                                         1997            1996
                                                      ----------      ----------
Net lease revenue (notes 1 and 8)                     $3,050,730      $1,270,940

Other operating expenses:
   Depreciation and amortization (notes 1 and 3)       1,600,826         913,432
   Other general and administrative expenses              70,928          24,965
                                                      ----------      ----------
                                                       1,671,754         938,397

         Earnings from operations                      1,378,976         332,543

Other income (expenses):
   Interest income                                        72,994          51,864
   Net gain on disposal of equipment                       7,048               -
                                                      ----------      ----------
                                                          80,042          51,864
                                                      ----------      ----------

         Net earnings                                 $1,459,018      $  384,407
                                                      ==========      ==========

Allocation of net earnings:

   General partner                                    $  119,264      $   30,513
   Limited partners                                    1,339,754         353,894
                                                      ----------      ----------

                                                      $1,459,018      $  384,407
                                                      ==========      ==========

Limited partners' per unit share of net earnings      $      .84      $      .37
                                                      ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

       FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD MARCH 29, 1996
                (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996


                                              Limited
                                              Partners             General
                                              (note 10)            Partner             Total
                                             ------------       ------------       ------------
Balances at January 1, 1996                  $        100            $    --       $        100

Proceeds from sale of partnership units        30,061,280              1,000         30,062,280

Less:
   Commissions on sale of limited
      partnership units (note 9)               (3,006,138)                --         (3,006,138)
   Offering costs on sale of limited
      partnership units                        (1,132,747)                --         (1,132,747)

Net earnings                                      353,894             30,513            384,407

Cash distributions                               (633,044)           (33,333)          (666,377)
                                             ------------       ------------       ------------


Balances at December 31, 1996                  25,643,345             (1,820)        25,641,525

Proceeds from sale of partnership units         1,931,960                 --          1,931,960

Less:
   Commissions on sale of limited
      partnership units (note 9)                 (193,196)                --           (193,196)
   Offering costs on sale of limited
      partnership units                           (99,958)                --            (99,958)

Net earnings                                    1,339,754            119,264          1,459,018

Cash distributions                             (2,317,952)          (122,097)        (2,440,049)
                                             ------------       ------------       ------------

Balances at December 31, 1997                $ 26,303,953       $     (4,653)      $ 26,299,300
                                             ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            STATEMENTS OF CASH FLOWS

       FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD MARCH, 29, 1996
                (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996


                                                                        1997               1996
                                                                    ------------       ------------
Cash flows from operating activities:
   Net earnings                                                     $  1,459,018       $    384,407
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                 1,600,826            913,432
         Net gain on disposal of equipment                                (7,048)                --
         Increase in net lease receivables due from
           Leasing Company                                              (335,572)          (209,562)
                                                                    ------------       ------------

           Total adjustments                                           1,258,206            703,870
                                                                    ------------       ------------

           Net cash provided by operating activities                   2,717,224          1,088,277
                                                                    ------------       ------------

Cash flows provided by (used in) investing activities:
   Proceeds from sale of container rental equipment                       19,156                 --
   Purchases of container rental equipment                            (2,339,370)       (23,182,084)
   Acquisition fees paid to general partner                             (117,116)        (1,159,104)
                                                                    ------------       ------------
           Net cash used in investing activities                      (2,437,330)       (24,341,188)
                                                                    ------------       ------------

Cash flows provided by (used in) financing activities:
   Capital contributions                                               1,931,060         30,062,280
   Underwriting commissions                                             (193,196)        (3,006,138)
   Offering and organizational expenses                                 (101,434)        (1,381,070)
   Distributions to partners                                          (2,440,049)          (666,377)
                                                                    ------------       ------------

           Net cash provided by (used in) financing activities          (803,619)        25,008,695


Net increase (decrease) in cash and cash equivalents                    (523,725)         1,755,784

Cash and cash equivalents at beginning of year                         1,755,884                100
                                                                    ------------       ------------

Cash and cash equivalents at end of year                            $  1,232,159       $  1,755,884
                                                                    ============       ============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



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

         The Partnership commenced operations on March 29, 1996, when the minimum subscription proceeds of $2,000,000 were received from over 100 subscribers (excluding from such count Pennsylvania residents, the general partner, and all affiliates of the general partner). On February 3, 1997, CCC suspended the offer and sale of units in the Partnership. The offering terminated December 27, 1997.

         As of December 31, 1997, the Partnership operated 3,841 twenty-foot, 1,048 forty-foot and 459 forty-foot high-cube marine dry cargo containers, 90 twenty-foot and 300 forty-foot refrigerated containers, and 52 twenty-four thousand-liter tanks.

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


         See footnote 13 for further discussion regarding CCC and the Leasing Company.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS



     (c) Concentrations of Credit Risk

         The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and net lease receivables due from the Leasing Company. See note 2 for further discussion regarding the credit risk associated with cash and cash equivalents.

         Net lease receivables due from the Leasing Company (see notes 1(b) and 4 for discussion regarding net lease receivables) subject the Partnership to a significant concentration of credit risk. These net lease receivables, representing rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company, are remitted by the Leasing Company to the Partnership three to four times per month. The Partnership has historically never incurred a loss associated with the collectability of unremitted net lease receivables due from the Leasing Company. However, CCC and the Partnership are unable to predict the outcome of the events discussed in note 13 and their potential impact on the credit risk associated with these net lease receivables.


     (d) Basis of Accounting

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


     (e) Allocation of Net Earnings and Partnership Distributions

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


     (f) Acquisition Fees

         Pursuant to Article IV Section 4.2 of the Partnership Agreement, acquisition fees paid to CCC are based on 5% of the equipment purchase price. These fees are capitalized and included in the cost of the rental equipment. The fees are payable in full from gross proceeds raised from the sale of limited partnership units.


     (g) Container Rental Equipment

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Partnership adopted SFAS No. 121 during 1996. Container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no reductions to the carrying value of container rental equipment during 1997 and 1996.

         Container rental equipment is depreciated over a twelve-year life on a straight line basis to its salvage value, estimated to be 30%.


     (h) Amortization

         The Partnership's organizational costs are being amortized over 60 months on a straight-line basis.


     (i) Offering Costs

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


     (j) Income Taxes

         The Partnership is not subject to income taxes, consequently no provision for income taxes has been made. The Partnership files an annual information tax return, prepared on the accrual basis of accounting.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS


     (k) Foreign Operations

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


     (l) New Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. The Partnership is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Partnership's results of operations, financial position or cash flows.

         The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior years are required to be restated. The Partnership is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Partnership's financial position, results of operations or cash flows.


     (m) Financial Statement Presentation

         The Partnership has determined that, for accounting purposes, the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.


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

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(3)  Organizational Costs

     The Partnership incurred $249,799 in organizational costs during its offering period. Amortization of these costs was $49,886 in 1997 and $19,319 in 1996.


(4)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at December 31, 1997 and 1996 were as follows:

                                                            December 31,     December 31,
                                                                1997             1996
                                                            ------------     ------------
         Lease receivables, net of doubtful accounts
            of $61,992 in 1997 and $7,329 in 1996            $1,051,836      $  755,259
         Less:
         Direct operating payables and accrued expenses         326,518         302,271
         Damage protection reserve (note 6)                      60,999          17,860
         Base management fees                                    70,754         124,420
         Reimbursed administrative expenses                      20,825         102,575
                                                             ----------      ----------
                                                             $  572,740      $  208,133
                                                             ==========      ==========


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

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(7)  Container Rental Equipment Purchases

     As of December 31, 1997, the Partnership had purchased the following types of container rental equipment:

                                                        Purchased from                Partnership's
                                            Purchased     Container       Total       Average Cost
         Equipment Type                      from CCC    Manufacturers  Purchased     Per Container
         --------------                     ---------    -------------  ---------     -------------
         Dry Cargo Containers:
               Twenty-foot units                -            3,853        3,853           $ 2,369
               Forty-foot units                 -            1,050        1,050           $ 3,520
               Forty-foot high-cube units       -              460          460           $ 3,878

         Refrigerated Cargo Containers:
               Twenty-foot units                -               90           90           $21,108
               Forty-foot high-cube units       -              300          300           $25,655

         Tank Containers:
               24,000-liter units               -               52           52           $25,393


(8)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for 1997 and for the period March 29, 1996 (commencement of operations) to December 31, 1996 was as follows:

                                                             1997            1996
                                                          ----------      ----------
         Rental revenue (note 12)                         $4,318,099      $1,872,653
         Less:
         Rental equipment operating expenses                 708,874         369,101
         Base management fees (note 9)                       299,776         130,037
         Reimbursed administrative expenses (note 9)         258,719         102,575
                                                          ----------      ----------
                                                          $3,050,730      $1,270,940
                                                          ==========      ==========

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

                                                                 1997            1996
                                                              ----------      ----------
         Base management fees                                 $  299,776      $  130,037
         Reimbursed administrative expenses                      258,719         102,575
         Acquisition fees                                        117,116       1,176,403
         Commission on sale of limited partnership units          38,639         601,236
                                                              ----------      ----------
                                                              $  714,250      $2,010,251
                                                              ==========      ==========


(10) Limited Partners' Capital

     The limited partners' per unit share of capital at December 31, 1997 and 1996 was $16.44 and $17.06 respectively. This is calculated by dividing the limited partners' capital at the end of 1997 by 1,599,667 and 1996 by 1,503,069, the total number of limited partnership units. The weighted average number of partnership units used in determining the limited partners' per unit share of net earnings at December 31, 1997 and 1996 was 1,593,058 and 946,277 respectively.


(11) Income Taxes

     The reconciliation of net earnings as reported in the statement of operations and as would be reported for federal tax purposes for the year ended December 31, 1997 and for the period March 29, 1996 (commencement of operations) to December 31, 1996 are as follows:

                                                                                  1997              1996
                                                                              -----------       -----------
         Net earnings per statement of operations                             $ 1,459,018       $   384,407
         Depreciation for income tax purposes in excess
            of depreciation for financial statement purposes                   (2,753,357)       (1,164,336)
         Gain on disposition of assets for tax purposes in excess
            of gain on disposition for the financial statement
            purposes                                                                  942                --
         Bad debt expense for financial statement purposes
            in excess of bad debt expense for tax purposes                         54,664             7,329
         Amortization for income tax purposes less than (in excess
            of) amortization for financial statement purposes                       1,902           (47,550)
                                                                              -----------       -----------

         Net loss for federal tax purposes                                    $(1,236,831)      $  (820,150)
                                                                              ===========       ===========

     At December 31, 1997, the tax basis of total partners' capital was $26,869,568.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(12) Major Lessees

     One lessee contributed approximately 13% and 11% of the rental revenue earned during 1997 and 1996, respectively. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The operating lease agreements generally require all payments to be made in United States currency. The Partnership's operations are subject to the fluctuations of worldwide economic and political conditions that may affect the pattern and levels of world trade.


(13) The Cronos Group

     As reported in the Partnership's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group (the "Parent Company") on February 3, 1997.

     The Parent Company is the indirect corporate parent of CCC, the General Partner of the Partnership. In its letter of resignation to The Parent Company, Arthur Andersen stated that it resigned as auditors of The Parent Company and all other entities affiliated with The Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Partnership.

     CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Partnership.

     Arthur Andersen's report on the financial statements of CCC and the Partnership, for years preceding 1996, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Partnership's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between CCC or the Partnership and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     The Partnership retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its current report on Form 8-K, filed April 14, 1997.

     In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission (the "SEC"). Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The Partnership does not believe that the focus of the SEC's investigation is upon the Partnership or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(13) The Cronos Group - (Continued)

     In 1993, the Parent Company negotiated a credit facility (hereinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

     Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. At December 31, 1997, approximately $37,600,000 was outstanding under the Credit Facility.

     The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of
     CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Partnership.

     The lending banks have indicated that they will not renew the Credit Facility, and the Parent Company has yet to secure a source for repayment of the balance due under the Credit Facility at May 31, 1998. CCC is currently in discussions with the management of the Parent Company to provide assurance that the management of the container leasing partnerships managed by CCC, including the Partnership, is not disrupted pending a refinancing or reorganization of the indebtedness of the Parent Company and its affiliates.

     The Partnership is not a borrower under the Credit Facility, and neither the containers nor the other assets of the Partnership have been pledged as collateral under the Credit Facility.

     The Partnership is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Partnership or CCC and the Leasing Company's ability to manage the Partnership's fleet in subsequent periods.

                                                                      Schedule 1



                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                 SCHEDULE OF REIMBURSED ADMINISTRATIVE EXPENSES
                       PURSUANT TO ARTICLE IV SECTION 4.4
                          OF THE PARTNERSHIP AGREEMENT

       FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD MARCH 29, 1996
                (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996




                                                   1997          1996
                                                 --------      --------
Salaries                                         $118,528      $ 47,366
Other payroll related expenses                     22,107         8,986
General and administrative expenses               118,084        46,223
                                                 --------      --------

   Total reimbursed administrative expenses      $258,719      $102,575
                                                 ========      ========






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

   The Registrant retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

   The Registrant, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at March 18, 1998, are as follows:

                        Name                                     Office
                ----------------------      -------------------------------------------------
                Dennis J. Tietz             President, Chief Executive Officer, and Director

                Elinor Wexler               Vice President/Administration and Secretary,
                                            and Director

                John P. McDonald            Vice President/Sales, and Director

                Stefan M. Palatin           Director

                Peter J. Younger            Director

   DENNIS J. TIETZ Mr. Tietz, 45, as President and Chief Executive Officer, is responsible for the general management of CCC. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC's investment programs. Mr. Tietz is also President and a director of Cronos Securities Corp. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

   Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

   ELINOR A. WEXLER Ms. Wexler, 49, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler has been employed by the General Partner since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

   Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

   JOHN P. MCDONALD Mr. McDonald, 36, was elected Vice President - National Sales Manager of CCC in August 1992, with responsibility for marketing CCC's investment programs. Since 1988, Mr. McDonald had been Regional Marketing Manager for the Southwestern U.S. From 1983 to 1988, Mr. McDonald held a number of container leasing positions with CCC, the most recent of which was as Area Manager for Belgium and the Netherlands, based in Antwerp.

   Mr. McDonald holds a B.S. degree in Business Administration from Bryant College, Rhode Island. Mr. McDonald is also a Vice President of Cronos Securities Corp.

   STEFAN M. PALATIN Mr. Palatin, 44, joined the Board of Directors of CCC in January 1993. Mr. Palatin is Chairman and CEO of The Cronos Group, and was a founder of LPI in 1983. From 1980 to 1991, Mr. Palatin was an executive director of the Contrin Group, which has provided financing to the container leasing industry, as well as other business ventures, and has sponsored limited partnerships organized in Austria. From 1977 to 1980, Mr. Palatin was a consultant to a number of companies in Austria, including Contrin. From 1973 to 1977, Mr. Palatin was a sales manager for Generali AG, the largest insurance group in Austria.

   Mr. Palatin, who is based in Austria, holds a Doctorate in Business Administration from the University of Economics and World Trade in Vienna. Mr. Palatin is also a director of The Cronos Group.

   PETER J. YOUNGER Mr. Younger, 41, joined the Board of Directors of CCC in June 1997. See key management personnel of the Leasing Company for further information.

   JOHN KALLAS Mr. Kallas, 35, was elected Vice President/Treasurer and Chief Financial Officer of CCC in December 1993 and was directly responsible for CCC's accounting operations and reporting activities. Mr. Kallas resigned from Cronos Capital Corp. on March 18, 1998.


   The key management personnel of the Leasing Company at March 18, 1998, were as follows:

                        Name                                Title
                ----------------------      --------------------------------------
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

                Harris H. T. Ho             Vice President/Asia Pacific

                David Heather               Vice President/Technical Services

                John C. Kirby               Vice President/Operations

                J. Gordon Steel             Vice President/Tank Container Division

   STEVE BROCATO Mr. Brocato, 45, was elected President of the Leasing Company's container division in June 1997, and is based in the United Kingdom. Mr. Brocato has held various positions since joining Cronos including, Vice President - Corporate Affairs and Director of Marketing Refrigerated Containers for Cronos in North and South America. Prior to joining Cronos, Mr. Brocato was a Vice President for ICCU Containers from 1983 to 1985 and was responsible for dry cargo container marketing and operations for the Americas. From 1981 to 1983, he was Regional Manager for Trans Ocean Leasing Ltd.

   PETER J. YOUNGER Mr. Younger, 41, was elected Chief Financial Officer of The Cronos Group in March, 1997, and is based in the United Kingdom. Mr. Younger was appointed Vice President and Controller of Cronos in 1991. He joined IEA in 1987 and served as Director of Accounting and the Vice President and Controller, based in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College.

   JOHN M. FOY Mr. Foy, 52, is directly responsible for the Leasing Company's lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

   NICO SCIACOVELLI Mr. Sciacovelli, 48, was elected Vice President - Europe, Middle East and Africa in June 1997. Mr. Sciacovelli is directly responsible for the Leasing Company's lease marketing and operations in Europe, the Middle East and Africa and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Area Director and Area Manager for Southern Europe. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager at Interpool Ltd.

   HARRIS H. T. HO Mr. Ho, 39, was elected Vice President - Asia Pacific in June 1997. Mr. Ho is directly responsible for the Leasing Company's lease marketing and operations in Asia, Australia and the Indian sub-continent and is based in Hong Kong. Since joining Cronos in 1990, Mr. Ho served as Area Director, Hong Kong and China. Prior to joining Cronos, Mr. Ho was a Manager at Sea Containers Pacific Ltd and Sea Containers Hong Kong Limited from 1981 to 1990, responsible for container marketing within Asia. From 1978 to 1981, Mr. Ho was Senior Equipment Controller for Hong Kong Container Line. Mr. Ho holds a Diploma of Management Studies in Marketing from The Hong Kong Polytechnic and The Hong Kong Management Association.

   DAVID HEATHER Mr. Heather, 50, is responsible for all technical and engineering activities of the fleet managed by the Leasing Company. Mr. Heather was Technical Director for LPI, based in the United Kingdom, from 1986 to 1991. From 1980 to 1986, Mr. Heather was employed by ABC Containerline NV as Technical Manager with technical responsibility for the shipping line's fleet of dry cargo, refrigerated and other specialized container equipment. From 1974 to 1980, Mr. Heather was Technical Supervisor for ACT Services Ltd., a shipping line, with responsibility for technical activities related to refrigerated containers. Mr. Heather holds a Marine Engineering Certificate from Riversdale Marine Technical College in England.

   JOHN C. KIRBY Mr. Kirby, 44, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

   J. GORDON STEEL Mr. Steel, 65, is directly responsible for the overall lease marketing activity for the Leasing Company's Tank Container Division. From 1990 to 1992, Mr. Steel held the position of Director/General Manager for Tiphook Container's Tank Division. From 1977 to 1990, Mr. Steel held various managerial positions, involving manufacturing and transportation of hazardous materials, with Laporte Industries and ICI, major chemical distribution companies. Mr. Steel is a qualified Chemical Engineer and attended the Associate Royal Technical College in Scotland.

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

   The following table sets forth the fees the Registrant paid (on a cash basis) to CCC or the Leasing Company ("CCL") for the year ended December 31, 1997.

                                                                                   Cash Fees and
              Name                           Description                           Distributions
              ----                           -----------                           -------------
       1) CCC                    Acquisition fee - equal to 5% of the                $  117,116
                                   purchase price of containers acquired
                                   by the Registrant pursuant to Section 4.2
                                   of the Limited Partnership Agreement

       2) CCL                    Base management fees - equal to 7% of gross         $  353,442
                                   lease revenues attributable to operating
                                   leases pursuant to Section 4.3 of the
                                   Limited Partnership Agreement

       3) CCC                    Reimbursed administrative expenses                  $   36,479
                                   equal to the costs expended by
          CCL                      CCC and it's affiliates for services              $  303,989
                                   necessary to the prudent operation
                                   of the Registrant pursuant to Section 4.4 of
                                   the Limited Partnership Agreement

       4) CCC                    Interest in Fund - 5% of distributions of           $  122,097
                                   distributable cash for any quarter pursuant
                                   to Section 6.1 of the Limited Partnership
                                   Agreement

       5) Cronos                 Underwriting Commissions - equal to 10%             $   38,639
          Securities               of the gross subscription proceeds, less
          Corp. (a wholly-         commissions to other broker/dealers
          owned subsidiary of      pursuant to Section 4.1 of the Limited
          CCC)                     Partnership Agreement

Item 12. Security Ownership of Certain Beneficial Owners and
         Management - (Continued)

   (a)   Security Ownership of Certain Beneficial Owners

   There is no person or "group" of persons known to management of CCC to be the beneficial owner of more than five percent of the outstanding units of limited partnership interests of the Registrant.

   (b)   Security Ownership of Management

   The Registrant has no directors or officers. It is managed by CCC. CCC owns five units, representing 0.0003% of the total amount of units outstanding.

   (c)   Changes in Control

   Inapplicable.


Item 13. Certain Relationships and Related Transactions

   (a)   Transactions with Management and Others

   The Registrant's only transactions with management and other related parties during 1997 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner, and its affiliates. See Item 11, "Executive Compensation," herein.

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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)1. Financial Statements

   The following financial statements of the Registrant are included in Part II,
Item 8:

                                                                                   Page
                                                                                   ----
         Reports of Independent Public Accountants............................      21

         Balance Sheets - December 31, 1997 and 1996..........................      22

         Statements of Operations - for 1997 and the period March 29, 1996
         (commencement of operations) to December 31, 1996....................      23

         Statements of Partners' Capital - for 1997 and the period
         March 29, 1996 (commencement of operations) to December 31, 1996.....      24

         Statements of Cash Flows - for 1997 and the period March 29, 1996
         (commencement of operations) to December 31, 1996....................      25

         Notes to Financial Statements........................................      26

         Schedule of Reimbursed Administrative Expenses.......................      35



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


                                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                                       By   Cronos Capital Corp.
                                            The General Partner


                                       By      /s/  Dennis J. Tietz
                                          --------------------------------------
                                            Dennis J. Tietz
                                            President and Director of
                                            Cronos Capital Corp. ("CCC")
                                            Principal Executive Officer of CCC

Date:  March 31, 1998


   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the general partner of the Registrant, in the capacities and on the dates indicated:


          Signature                            Title                            Date
          ---------                            -----                            ----

   /s/  Dennis J. Tietz              President and Director of
-----------------------------           Cronos Capital Corp.                March 31, 1998
Dennis J. Tietz                     ("CCC") (Principal Executive
                                          Officer of CCC)


   /s/  John McDonald                 National Sales Manager
-----------------------------             and Director of                   March 31, 1998
John McDonald                          Cronos Capital Corp.


   /s/  Peter Younger                       Director of
-----------------------------          Cronos Capital Corp.                 March 31, 1998
Peter Younger





                            SUPPLEMENTAL INFORMATION

   The Registrant's annual report will be furnished to its limited partners on or about April 30, 1998. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

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