Form 10-Q
period 1998-03-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 1998-05-11
CIK 1002519

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________TO __________


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

                       CRONOS GLOBAL INCOME FUND XVI, L.P.


                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1998

                                TABLE OF CONTENTS



                                                                               PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997      4

         Statements of Operations for the three months ended March 31,
            1998 and 1997 (unaudited)                                           5

         Statements of Cash Flows for the three months ended
            March 31, 1998 and 1997 (unaudited)                                 6

         Notes to Financial Statements (unaudited)                              7

 Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                               10


PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                       14

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's balance sheets as of March 31, 1998 and December 31, 1997, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997.

                      CRONOS GLOBAL INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                  March 31,        December 31,
                                                                    1998              1997
                                                                ------------      ------------
                 Assets
Current assets:
   Cash and cash equivalents, includes $1,394,528 at March
      31, 1998 and $1,231,959 at December 31, 1997 in
      interest-bearing accounts                                 $  1,411,759      $  1,232,159
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                529,959           572,740
                                                                ------------      ------------

         Total current assets                                      1,941,718         1,804,899
                                                                ------------      ------------

Container rental equipment, at cost                               26,707,030        26,755,856
   Less accumulated depreciation                                   2,828,283         2,442,049
                                                                ------------      ------------
      Net container rental equipment                              23,878,747        24,313,807
                                                                ------------      ------------

Organizational costs, net                                            168,104           180,594
                                                                ------------      ------------

                                                                $ 25,988,569      $ 26,299,300
                                                                ============      ============

            Partners' Capital

Partners' capital (deficit):
   General partner                                              $          4      $     (4,653)
   Limited partners                                               25,988,565        26,303,953
                                                                ------------      ------------

         Total partners' capital                                  25,988,569        26,299,300
                                                                ------------      ------------

                                                                $ 25,988,569      $ 26,299,300
                                                                ============      ============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                        Three Months Ended
                                                      -----------------------
                                                      March 31,     March 31,
                                                        1998          1997
                                                      --------      --------
Net lease revenue (notes 1 and 3)                     $713,301      $662,478

Other operating expenses:
  Depreciation                                         403,103       391,014
  Other general and administrative expenses             14,066        13,369
                                                      --------      --------
                                                       417,169       404,383
                                                      --------      --------

    Earnings from operations                           296,132       258,095

Other income:
  Interest income                                       16,411        24,918
  Net gain on disposal of equipment                      8,237         2,031
                                                      --------      --------
                                                        24,648        26,949
                                                      --------      --------

    Net earnings                                      $320,780      $285,044
                                                      ========      ========

Allocation of net earnings:
  General partner                                     $ 36,229      $ 26,687
  Limited partners                                     284,551       258,357
                                                      --------      --------

                                                      $320,780      $285,044
                                                      ========      ========

Limited partners' per unit share of net earnings      $   0.19      $   0.26
                                                      ========      ========




   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                 Three Months Ended
                                                            -----------------------------
                                                              March 31,         March 31,
                                                                1998              1997
                                                            -----------       -----------
Net cash provided by operating activities                   $   765,971       $   679,017

Cash flows provided by (used in) investing activities:
  Proceeds from disposal of equipment                            45,075                --
  Purchase of container rental equipment                             --        (1,786,590)
  Acquisition fees paid to general partner                           --           (89,330)
                                                            -----------       -----------

Net cash provided by (used in) investing activities              45,075        (1,875,920)
                                                            -----------       -----------

Cash flows provided by (used in) financing activities:
  Capital contributions                                              --         1,931,060
  Underwriting commissions                                           --          (193,196)
  Offering and organizational expenses                               --           (91,494)
  Distribution to partners                                     (631,446)         (545,611)
                                                            -----------       -----------
Net cash provided by (used in) financing activities            (631,446)        1,100,759
                                                            -----------       -----------

Net increase (decrease) in cash and cash equivalents            179,600           (96,144)


Cash and cash equivalents at January 1                        1,232,159         1,755,884
                                                            -----------       -----------


Cash and cash equivalents at March 31                       $ 1,411,759       $ 1,659,740
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

         The Partnership commenced operations on March 29, 1996, when the minimum subscription proceeds of $2,000,000 were received from over 100 subscribers (excluding from such count Pennsylvania residents, the general partner, and all affiliates of the general partner). On February 3, 1997, CCC suspended the offer and sale of units in the Partnership. The offering terminated on December 27, 1997.

         As of March 31, 1998, the Partnership operated 3,836 twenty-foot, 1,047 forty-foot and 459 forty-foot high-cube marine dry cargo containers, 90 twenty-foot and 299 forty-foot refrigerated containers, and 52 twenty four thousand-liter tanks.

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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1998 and December 31, 1997 were as follows:


                                                                            March 31,      December 31,
                                                                               1998            1997
                                                                            ----------      ----------
         Lease receivables, net of doubtful accounts of
            $82,464 at March 31, 1998 and $61,992 at December 31, 1997      $1,038,206      $1,051,836
         Less:
         Direct operating payables and accrued expenses                        337,154         326,518
         Damage protection reserve                                              84,211          60,999
         Base management fees                                                   67,342          70,754
         Reimbursed administrative expenses                                     19,540          20,825
                                                                            ----------      ----------

                                                                            $  529,959      $  572,740
                                                                            ==========      ==========


                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1998 and 1997 was as follows:


                                                      Three Months Ended
                                                  --------------------------
                                                   March 31,       March 31,
                                                     1998            1997
                                                  ----------      ----------
         Rental revenue                           $1,080,875      $  946,791
         Less:
         Rental equipment operating expenses         225,579         166,248
         Base management fees                         74,174          66,051
         Reimbursed administrative expenses           67,821          52,014
                                                  ----------      ----------

                                                  $  713,301      $  662,478
                                                  ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1998 and December 31, 1997.

     At March 31, 1998, the Registrant had $1,411,759 in cash and cash equivalents, an increase of $179,600 from the December 31, 1997 cash balances. At March 31, 1998, the Registrant had approximately $65,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1998, the Registrant expects to use cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

     The Registrant's cash distribution from operations for the first quarter of 1998 was 7.5% (annualized) of the limited partners' original capital contribution, unchanged from the fourth quarter of 1997. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

     Market conditions that existed during 1997 persisted through the first quarter of 1998. Low container prices, favorable interest rates and the abundance of available capital continued to discourage ocean carriers and other transport companies from leasing containers at levels comparable to previous years. By the end of 1997, the volatility of the Hong Kong and other Asian financial markets began to negatively impact trade, shipping and container leasing. As a result, the Registrant's dry cargo, refrigerated and tank container utilization rates declined from 84%, 99% and 90%, respectively, at December 31, 1997 to 81%, 97% and 88%, respectively, at March 31, 1998. Per-diem rental rates continued to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. These leasing market conditions impacted the Registrant's financial condition and operating performance during the first quarter of 1998.

2) Material changes in the results of operations between the three-month period ended March 31, 1998 and 1997.

     Net lease revenue for the three-month period ended March 31, 1998 was $713,301, an increase of approximately 8% from the same three-month period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 1998 was $1,080,875, reflecting an increase of 14% from the same three-month period in the prior year. Dry container average per-diem rental rates for the three-month period ended March 31, 1998 remained unchanged when compared to the same three-month period in the prior year. Refrigerated container average per-diem rental rates for the three-month period ended March 31, 1998 declined 3% when compared to the same period in the prior year. Tank container average per-diem rental rates for the three-month period ended March 31, 1998 declined 8% when compared to the same period in the prior year.

     The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1998 and 1997 were as follows:


                                                                   Three Months Ended
                                                              ---------------------------
                                                              March 31,         March 31,
                                                                 1998              1997
                                                              ---------         ---------
           Average fleet size (measured in twenty-foot
              equivalent units (TEU))
                 Dry cargo containers                           6,853            6,798
                 Refrigerated containers                          690              690
                 Tank containers                                   52               52
           Average Utilization
                 Dry cargo containers                             81.8%            77.2%
                 Refrigerated containers                          98.2%            90.4%
                 Tank containers                                  87.2%            84.7%


     Rental equipment operating expenses were 21% of the Registrant's gross lease revenue during the three-month period ended March 31, 1998, as compared to 18% during the three-month period ended March 31, 1997. This increase was largely attributable to an increase in costs associated with the Registrant's growing fleet, and costs associated with fluctuating utilization levels, including handling and storage.

     As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (The "Parent Company"), on February 3, 1997.

     The Parent Company is the indirect corporate parent of CCC, the General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen stated that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Registrant.

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

     During the Registrant's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

     In 1993, the Parent Company negotiated a credit facility (herinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

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

     The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of
     CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Registrant.

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

     Year 2000

     The Registrant relies upon the financial and operational systems provided by the Leasing company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Registrant has received confirmation from its third-party investor processing/maintenance vendor that their system is Year 2000 compliant. The Registrant does not expect a material increase in it vendor servicing fee to reimburse Year 2000 costs. Container leasing/asset tracking and accounting/finance services are provided to the Registrant by CCC and its affiliate, Cronos Containers Limited (the "Leasing Company"), pursuant to the respective Limited Partnership Agreement and Leasing Agent Agreement. CCC and the Leasing Company have initiated a program to prepare their systems and applications for the Year 2000. Preliminary studies indicate that testing, conversion and upgrading of system applications is expected to cost CCC and the Leasing Company less than $500,000. Pursuant to the Limited Partnership Agreement, CCC or the Leasing Company, may not seek reimbursement of data processing costs associated with the Year 2000 program. The financial impact of making these required system changes is not expected to be material to the Registrant's financial position, results of operations or cash flows.

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
               3(a)    Limited Partnership Agreement of the Registrant,     *
                       amended and restated as of December 28, 1995

               3(b)    Certificate of Limited Partnership of the            **
                       Registrant

               10      Form of Leasing Agent Agreement with Cronos          ***
                       Containers Limited

               27      Financial Data Schedule                              Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.





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



                                 CRONOS GLOBAL INCOME FUND XVI, L.P.

                                 By   Cronos Capital Corp.
                                      The General Partner



                                 By    /s/ DENNIS J. TIETZ
                                      -----------------------------------------
                                      Dennis J. Tietz
                                      President and Director of Cronos
                                      Capital Corp. ("CCC")
                                      Principal Executive Officer of CCC



Date: May 15, 1998

                                  EXHIBIT INDEX



             Exhibit
                No.                     Description                         Method of Filing
             --------                   -----------                         ----------------
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