Form 10-Q
period 1998-06-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 1998-08-13
CIK 1002519

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


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

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


                                                                                                                     PAGE
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997                                             4
           Statements of Operations for the three and six months ended June 30, 1998 and 1997 (unaudited)               5
           Statements of Cash Flows for the six months ended June 30, 1998 and 1997 (unaudited)                         6
           Notes to Financial Statements (unaudited)                                                                    7
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                       10
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                  12

PART II -  OTHER INFORMATION
  Item 1.  Legal Proceedings                                                                                           13
  Item 3.  Defaults Upon Senior Securities                                                                             14
  Item 5.  Other Information                                                                                           14
  Item 6.  Exhibits and Reports on Form 8-K                                                                            16

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of June 30, 1998 and December 31, 1997, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                              June 30,             December 31,
                                                                                                1998                   1997
                                                                                            ------------           ------------
                    Assets

Current assets:
    Cash and cash equivalents, includes $1,591,819 at June 30, 1998 and $1,231,959
       at December 31, 1997 in interest-bearing accounts                                    $  1,591,919           $  1,232,159
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                                           485,296                572,740
                                                                                            ------------           ------------

           Total current assets                                                                2,077,215              1,804,899
                                                                                            ------------           ------------

Container rental equipment, at cost                                                           26,710,954             26,755,856
    Less accumulated depreciation                                                              3,219,153              2,442,049
                                                                                            ------------           ------------
       Net container rental equipment                                                         23,491,801             24,313,807
                                                                                            ------------           ------------

Organizational costs, net                                                                        155,615                180,594
                                                                                            ------------           ------------

                                                                                            $ 25,724,631           $ 26,299,300
                                                                                            ============           ============
               Partners' Capital

Partners' capital (deficit):
    General partner                                                                         $     (2,245)          $     (4,653)
    Limited partners                                                                          25,726,876             26,303,953
                                                                                            ------------           ------------

           Total partners' capital                                                            25,724,631             26,299,300
                                                                                            ------------           ------------

                                                                                            $ 25,724,631           $ 26,299,300
                                                                                            ============           ============



   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                Three Months Ended                       Six Months Ended
                                                          ------------------------------          ------------------------------
                                                           June 30,             June 30,            June 30,             June 30,
                                                             1998                1997                 1998                1997
                                                          ----------          ----------          ----------          ----------

Net lease revenue (notes 1 and 3)                         $  767,808          $  769,433          $1,481,109          $1,431,911

Other operating expenses:
    Depreciation                                             403,360             402,935             806,463             793,949
    Other general and administrative expenses                 16,831              19,392              30,897              32,761
                                                          ----------          ----------          ----------          ----------
                                                             420,191             422,327             837,360             826,710
                                                          ----------          ----------          ----------          ----------

       Earnings from operations                              347,617             347,106             643,749             605,201

Other income:
    Interest income                                           19,891              17,805              36,302              42,723
    Net gain on disposal of equipment                             --               1,321               8,237               3,352
                                                          ----------          ----------          ----------          ----------
                                                              19,891              19,126              44,539              46,075
                                                          ----------          ----------          ----------          ----------

       Net earnings                                       $  367,508          $  366,232          $  688,288          $  651,276
                                                          ==========          ==========          ==========          ==========

Allocation of net earnings:
    General partner                                       $   29,323          $   30,226          $   65,552          $   56,913
    Limited partners                                         338,185             336,006             622,736             594,363
                                                          ----------          ----------          ----------          ----------

                                                          $  367,508          $  366,232          $  688,288          $  651,276
                                                          ==========          ==========          ==========          ==========

Limited partners' per unit share of net earnings          $     0.20          $     0.33          $     0.39          $     0.59
                                                          ==========          ==========          ==========          ==========



   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)




                                                                            Six Months Ended
                                                                    ---------------------------------
                                                                      June 30,              June 30,
                                                                        1998                  1997
                                                                    -----------           -----------
Net cash provided by operating activities                           $ 1,553,236           $ 1,293,383

Cash flows provided by (used in) investing activities:
    Proceeds from disposal of equipment                                  69,416                    --
    Purchase of container rental equipment                                   --            (2,340,840)
    Acquisition fees paid to general partner                                 --              (117,268)
                                                                    -----------           -----------

       Net cash provided by (used in) investing activities               69,416            (2,458,108)
                                                                    -----------           -----------

Cash flows provided by (used in) financing activities:
    Capital contributions                                                    --             1,931,060
    Underwriting commissions                                                 --              (193,196)
    Offering and organizational expenses                                     --               (99,850)
    Distribution to partners                                         (1,262,892)           (1,177,057)
                                                                    -----------           -----------


       Net cash provided by (used in) financing activities           (1,262,892)              460,957
                                                                    -----------           -----------

Net increase (decrease) in cash and cash equivalents                    359,760              (703,768)


Cash and cash equivalents at January 1                                1,232,159             1,755,884
                                                                    -----------           -----------


Cash and cash equivalents at June 30                                $ 1,591,919           $ 1,052,116
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

          As of June 30, 1998, the Partnership operated 3,836 twenty-foot, 1,046 forty-foot and 459 forty-foot high-cube marine dry cargo containers, 90 twenty-foot and 299 forty-foot refrigerated containers, and 52 twenty-four thousand-liter tanks.

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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1998 and December 31, 1997 were as follows:


                                                                 June 30,          December 31,
                                                                   1998                1997
                                                                ----------          ----------
Lease receivables, net of doubtful accounts of $78,851
  at June 30, 1998 and $61,992 at December 31, 1997             $1,008,968          $1,051,836
Less:
Direct operating payables and accrued expenses                     361,974             326,518
Damage protection reserve                                           75,293              60,999
Base management fees                                                67,686              70,754
Reimbursed administrative expenses                                  18,719              20,825
                                                                ----------          ----------

                                                                $  485,296          $  572,740
                                                                ==========          ==========



                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1998 and 1997 was as follows:


                                                   Three Months Ended                       Six Months Ended
                                             ------------------------------          ------------------------------
                                              June 30,            June 30,            June 30,             June 30,
                                                1998                1997                1998                1997
                                             ----------          ----------          ----------          ----------
Rental revenue                               $1,056,286          $1,089,942          $2,137,161          $2,036,733
Less:
Rental equipment operating expenses             166,829             185,171             392,408             351,419
Base management fees                             72,240              75,649             146,414             141,700
Reimbursed administrative expenses               49,409              59,689             117,230             111,703
                                             ----------          ----------          ----------          ----------

                                             $  767,808          $  769,433          $1,481,109          $1,431,911
                                             ==========          ==========          ==========          ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between June 30, 1998 and December 31, 1997.

      At June 30, 1998, the Registrant had $1,591,919 in cash and cash equivalents, an increase of $359,760 from the December 31, 1997 cash balances. At June 30, 1998, the Registrant had approximately $89,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1998, the Registrant expects to use cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

      The Registrant's cash distribution from operations for the second quarter of 1998 was 7.5% (annualized) of the limited partners' original capital contribution, unchanged from the first quarter of 1998. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

      Imbalances and reductions in trade volumes, fueled by the economic crisis in Asia, continue to affect the container leasing market and Partnership operations. Containerships leaving Asia are operating at full capacity. Yet, on the return eastbound trip they are going back to Asia with only a fraction of their holds utilized. This results in a shortage of containers available for exporting cargo from Asia and a surplus of containers in locations of low demand. As a consequence of this imbalance, container leasing companies are repositioning empty containers from low-demand locations back to Asian ports in order to keep equipment at the source of cargo and, at the same time, reduce the effects of additional depot charges for idle equipment and lost revenue. While there is a cost incurred when repositioning an empty container, revenue is lost while it is in transit. In spite of these market pressures, strong trade with other parts of the world is compensating for the imbalances with Asia. There is renewed demand for leased containers in locations such as Mexico, Canada, China, and areas of Europe where trade volumes of containerized goods are prospering. In light of the current market conditions, the Registrant's focus remains centered on strategic planning in order to reduce equipment imbalances and on improving collections to maximize returns.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1998 and 1997.

      Net lease revenue for the three and six-month periods ended June 30, 1998 was $767,808 and $1,481,109, respectively, a decrease of less than 1% and an increase of 3% from the respective three and six-month periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1998 was $1,056,286 and $2,137,161, respectively, reflecting a decrease of 3% and an increase of 5% from the same respective three and six-month periods in the prior year. Dry container average per-diem rental rates for the three and six-month periods ended June 30, 1998 decreased 2% and 1%, respectively, when compared to the same three and six-month periods in the prior year. Refrigerated container average per-diem rental rates for the three and six-month periods ended June 30, 1998 declined less than 1% and 2%, respectively, when compared to the same periods in the prior year. Tank container average per-diem rental rates for the three and six-month periods ended June 30, 1998 declined 12% and 10%, respectively, when compared to the same periods in the prior year.

      The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1998 and 1997 were as follows:


                                                       Three Months Ended              Six Months Ended
                                                   ---------------------------      -------------------------
                                                    June 30,        June 30,         June 30,        June 30,
                                                      1998            1997             1998            1997
                                                   -----------     -----------      -----------     ---------
Average fleet size (measured in twenty-foot
    equivalent units (TEU))
       Dry cargo containers                          6,845           6,870           6,850           6,700
       Refrigerated containers                         688             690             689             690
       Tank containers                                  52              52              52              52
Average Utilization
       Dry cargo containers                             82%             87%             82%             82%
       Refrigerated containers                          99%             98%             98%             94%
       Tank containers                                  87%             90%             87%             87%


      Rental equipment operating expenses were 16% and 18%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1998, as compared to 17% of the Registrant's gross lease revenue during the same three and six-month periods ended June 30, 1997.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                           PART II - OTHER INFORMATION


Item 1.Legal Proceedings

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

      The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

      In connection with its resignation, Arthur Andersen also prepared a report pursuant to Section 10A(b)(2) of the Securities Exchange Act of 1934 as amended, for filing by the Parent Company with the Securities and Exchange Commission ("SEC") citing its inability to obtain what it considered to be adequate responses to its inquiries primarily regarding the payment of $1.5 million purportedly in respect of professional fees relating to a proposed strategic alliance. This sum was returned to the Parent Company in January 1997.

      Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The SEC's investigation can result in several types of civil or administrative sanctions against the Parent Company and individuals associated with the Parent Company, including the assessment of monetary penalties. Actions taken by the SEC do not preclude additional actions by any other federal, civil or criminal authorities or by other regulatory organizations or by third parties.

      The SEC's investigation is continuing, and some of the Parent Company's present and former officers and directors and others associated with the Parent Company have given testimony. However, no conclusion of any alleged wrongdoing by the Parent Company or any individual has been communicated to the Parent Company by the SEC.

      The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

      As reported in the Registrant's Current Report on Form 8-K, filed with the SEC on May 21, 1998, the Parent Company reported that its Chairman and CEO, Stefan M. Palatin, was suspended from his duties pending the investigation of fraud charges against him by Austrian government authorities. On June 8, 1998, the Parent Company's Board of Directors removed Mr. Palatin as Managing Director and Chief Executive Officer. Mr. Palatin resigned from the Board of Directors of the Parent Company on July 6, 1998. Mr. Rudolf J. Weissenberger has been appointed to replace Mr. Palatin as an executive director and Chief Executive Officer. Also, on June 8, 1998, the Board approved a proposal to add two independent directors to the Board. The Board engaged legal counsel to provide legal advice and commence legal action, if appropriate, against former officers or directors of the Parent Company (including Mr. Palatin) if it is determined that they engaged in any misfeasance or improper self-dealing.

      Mr. Palatin had been a director of CCC; he resigned from his position as director on April 23, 1998.

      CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. Dr. Friedberg has been a non-executive director of the Parent Company since 1997. Such investigations, which are still pending, have not resulted in any action being taken against Messrs. Weissenberger or Friedberg, and each has informed the Parent Company that they do not believe that there is any basis for any action to be taken against them.

Item 3. Defaults Upon Senior Securities

      See Item 5. Other Information.


Item 5. Other Information

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

      Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. The terms of the Agreement and its Amendment also provided for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to the former Chairman of $5,900,000 and $3,700,000 to be restructured as obligations of the former Chairman to another subsidiary of the Parent Company (not CCC), together with the pledge to this subsidiary company of 2,030,303 Common Shares beneficially owned by him in the Parent Company as security for these loans. They further provided for the assignment of these loans to the lending banks, together with the pledge of 1,000,000 shares and the assignment of the rights of the Parent Company in respect of the other 1,030,303 shares. Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Registrant. The Parent Company did not repay the Credit Facility at the amended maturity date of May 31, 1998.

      On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30 and a final maturity date of January 8, 1999. All of these conditions will be fulfilled by August 14, 1998.

      The directors of the Parent Company are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

      CCC is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or CCC and the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

  Exhibit
    No.                           Description                                   Method of Filing
  --------   --------------------------------------------------------       -------------------------
    3(a)     Limited Partnership Agreement of the Registrant, amended       *
             and restated as of December 28, 1995

    3(b)     Certificate of Limited Partnership of the Registrant           **

    10       Form of Leasing Agent Agreement with Cronos Containers         ***
             Limited

    27       Financial Data Schedule                                        Filed with this document


(b)   Reports on Form 8-K

      On May 21, 1998, the Registrant filed a Report on Form 8-K reporting changes on the board of directors of the Parent Company.



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




                                            CRONOS GLOBAL INCOME FUND XVI, L.P.


                                            By     Cronos Capital Corp.
                                                   The General Partner




                                            By     /s/ Dennis J. Tietz
                                               ---------------------------------
                                                   Dennis J. Tietz
                                                   President and Director of
                                                   Cronos Capital Corp. ("CCC")
                                                   Principal Executive Officer
                                                   of CCC




Date: August 14, 1998

                                  EXHIBIT INDEX



  Exhibit
    No.                           Description                                   Method of Filing
  --------   --------------------------------------------------------       -------------------------
    3(a)     Limited Partnership Agreement of the Registrant, amended       *
             and restated as of December 28, 1995

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