Form 10-Q
period 1998-09-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 1998-11-12
CIK 1002519

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ____________ TO ____________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                                                                           PAGE
PART I -- FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997                                           4

             Statements of Operations for the three and nine months ended September 30, 1998 and 1997 (unaudited)            5

             Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 (unaudited)                      6

             Notes to Financial Statements (unaudited)                                                                       7

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                          10

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                     12

PART II-- OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                                              13

  Item 3.    Defaults Upon Senior Securities                                                                                14

  Item 5.    Other Information                                                                                              14

  Item 6.    Exhibits and Reports on Form 8-K                                                                               16

                         PART I - FINANCIAL INFORMATION


  Item 1.   Financial Statements

            Presented herein are the Registrant's balance sheets as of September 30, 1998 and December 31, 1997, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                      September 30,           December 31,
                                                                                          1998                   1997
                                                                                      -------------          -------------

                        Assets

Current assets:
    Cash and cash equivalents, includes $1,772,296 at September 30, 1998 and
        $1,231,959 at December 31, 1997 in interest-bearing accounts                  $   1,772,396          $   1,232,159
    Net lease receivables due from Leasing Company
        (notes 1 and 2)                                                                     466,515                572,740
                                                                                      -------------          -------------

            Total current assets                                                          2,238,911              1,804,899
                                                                                      -------------          -------------

Container rental equipment, at cost                                                      26,708,429             26,755,856
    Less accumulated depreciation                                                         3,609,166              2,442,049
                                                                                      -------------          -------------
        Net container rental equipment                                                   23,099,263             24,313,807
                                                                                      -------------          -------------

Organizational costs, net                                                                   143,125                180,594
                                                                                      -------------          -------------

                                                                                      $  25,481,299          $  26,299,300
                                                                                      =============          =============
                 Partners' Capital

Partners' capital (deficit):
    General partner                                                                   $      (4,264)         $      (4,653)
    Limited partners                                                                     25,485,563             26,303,953
                                                                                      -------------          -------------

            Total partners' capital                                                      25,481,299             26,299,300
                                                                                      -------------          -------------

                                                                                      $  25,481,299          $  26,299,300
                                                                                      =============          =============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                Three Months Ended                      Nine Months Ended
                                                          ---------------------------------       ---------------------------------
                                                          September 30,       September 30,       September 30,       September 30,
                                                               1998                1997                1998                1997
                                                          -------------       -------------       -------------       -------------

Net lease revenue (notes 1 and 3)                         $     784,340       $     845,974       $   2,265,449       $   2,277,885

Other operating expenses:
    Depreciation and amortization                               402,835             403,594           1,209,298           1,197,543
    Other general and administrative expenses                    16,334              15,785              47,231              48,546
                                                          -------------       -------------       -------------       -------------
                                                                419,169             419,379           1,256,529           1,246,089
                                                          -------------       -------------       -------------       -------------

        Earnings from operations                                365,171             426,595           1,008,920           1,031,796

Other income:
    Interest income                                              22,525              14,152              58,827              56,875
    Net gain on disposal of equipment                               419               3,068               8,656               6,420
                                                          -------------       -------------       -------------       -------------
                                                                 22,944              17,220              67,483              63,295
                                                          -------------       -------------       -------------       -------------

        Net earnings                                      $     388,115       $     443,815       $   1,076,403       $   1,095,091
                                                          =============       =============       =============       =============

Allocation of net earnings:
    General partner                                       $      29,554       $      32,734       $      95,106       $      89,647
    Limited partners                                            358,561             411,081             981,297           1,005,444
                                                          -------------       -------------       -------------       -------------

                                                          $     388,115       $     443,815       $   1,076,403       $   1,095,091
                                                          =============       =============       =============       =============

Limited partners' per unit share of net earnings          $        0.22       $        0.41       $        0.61       $        1.00
                                                          =============       =============       =============       =============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                             Nine Months Ended
                                                                     -----------------------------------
                                                                     September 30,         September 30,
                                                                         1998                  1997
                                                                     -------------         -------------

Net cash provided by operating activities                            $   2,356,442         $   1,979,384

Cash flows provided by (used in) investing activities:
    Proceeds from disposal of equipment                                     78,133                12,500
    Purchase of container rental equipment                                    --              (2,339,370)
    Acquisition fees paid to general partner                                  --                (117,116)
                                                                     -------------         -------------

        Net cash provided by (used in) investing activities                 78,133            (2,443,986)
                                                                     -------------         -------------

Cash flows provided by (used in) financing activities:
    Capital contributions                                                     --               1,931,060
    Underwriting commissions                                                  --                (193,196)
    Offering and organizational expenses                                      --                (101,336)
    Distribution to partners                                            (1,894,338)           (1,808,503)
                                                                     -------------         -------------


        Net cash used in financing activities                           (1,894,338)             (171,975)
                                                                     -------------         -------------

Net increase (decrease) in cash and cash equivalents                       540,237              (636,577)


Cash and cash equivalents at January 1                                   1,232,159             1,755,884
                                                                     -------------         -------------


Cash and cash equivalents at September 30                            $   1,772,396         $   1,119,307
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

            As of September 30, 1998, the Partnership owned and operated 3,835 twenty-foot, 1,046 forty-foot and 459 forty-foot high-cube marine dry cargo containers, 90 twenty-foot and 299 forty-foot refrigerated containers, and 52 twenty-four thousand-liter tanks.

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


(2)    Net Lease Receivables Due from Leasing Company

       Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1998 and December 31, 1997 were as follows:


                                                                          September 30,        December 31,
                                                                               1998                1997
                                                                          -------------       -------------
       Lease receivables, net of doubtful accounts of $92,391
          at September 30, 1998 and $61,992 at December 31, 1997          $     871,269       $   1,051,836
       Less:
       Direct operating payables and accrued expenses                           262,621             326,518
       Damage protection reserve                                                 59,547              60,999
       Base management fees                                                      63,131              70,754
       Reimbursed administrative expenses                                        19,455              20,825
                                                                          -------------       -------------

                                                                          $     466,515       $     572,740
                                                                          =============       =============

                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)    Net Lease Revenue

       Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1998 and 1997 was as follows:


                                                          Three Months Ended                       Nine Months Ended
                                                    --------------------------------        ---------------------------------
                                                    September 30,       September 30,       September 30,       September 30,
                                                         1998                1997                1998                1997
                                                    -------------       -------------       -------------       -------------

       Rental revenue                               $   1,067,906       $   1,137,301       $   3,205,067       $   3,174,034
       Less:
       Rental equipment operating expenses                148,255             149,933             540,663             501,352
       Base management fees                                73,763              78,989             220,177             220,689
       Reimbursed administrative expenses                  61,548              62,405             178,778             174,108
                                                    -------------       -------------       -------------       -------------

                                                    $     784,340       $     845,974       $   2,265,449       $   2,277,885
                                                    =============       =============       =============       =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between September 30, 1998 and December 31, 1997.

       At September 30, 1998, the Registrant had $1,772,396 in cash and cash equivalents, an increase of $540,237 from the December 31, 1997 cash balances. At September 30, 1998, the Registrant had approximately $98,000 in cash generated from equipment sales reserved as part of its cash balances.

       The Registrant's cash distribution from operations for the third quarter of 1998 was 7.5% (annualized) of the limited partners' original capital contribution, unchanged from the second quarter of 1998. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

       During the third quarter of 1998, the economic troubles in Asia, as evidenced by devalued currencies, restricted credit, and negative economic growth, continued to impact the growth of containerized trade. Significant trade imbalances, combined with a drop in trade volumes in some locations, continued to challenge the container leasing industry, with a corresponding effect on the Registrant's operating performance. The devaluation of the Asian currencies has led to an increase in exports from Asia, creating a strong demand for containers in that area of the world. However, the devalued currencies, together with the effects of restricted credit, have also reduced the demand in Asia for imports from the West. This has resulted in lower demand for containers in Europe and North America. In addition, turmoil in other financial markets, such as Japan and Russia, threatens to spread to Latin America and other emerging markets. As a result of these factors, the Registrant does not foresee any significant change in market conditions in the near future. However, in response to the current market conditions, the Registrant has been repositioning containers from low to higher demand locations in order to reduce its idle inventory. The Registrant will selectively continue to reposition available equipment when it believes that the impact will have a positive effect on its operations.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1998 and 1997.

       Net lease revenue for the three and nine-month periods ended September 30, 1998 was $784,340 and $2,265,449, respectively, a decrease of 7% and less than 1% from the respective three and nine-month periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1998 was $1,067,906 and $3,205,067, respectively, reflecting a decrease of 6% and an increase of less than 1% from the respective three and nine-month periods in the prior year. Dry container average per-diem rental rates for the three and nine-month periods ended September 30, 1998 decreased 3% and 1%, respectively, when compared to the same three and nine-month periods in the prior year. Refrigerated container average per-diem rental rates for the three and nine-month periods ended September 30, 1998 increased 1% and decreased 1%, respectively, when compared to the same three and nine-month periods in the prior year. Tank container average per-diem rental rates for the three and nine-month periods ended September 30, 1998 declined 8% and 9%, respectively, when compared to the same periods in the prior year.

       The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1998 and 1997 were as follows:


                                                              Three Months Ended              Nine Months Ended
                                                        -----------------------------   -----------------------------
                                                        September 30,   September 30,   September 30,   September 30,
                                                            1998            1997            1998            1997
                                                        -------------   -------------   -------------   -------------

       Average fleet size (measured in twenty-
           foot equivalent units (TEU))
               Dry cargo containers                             6,845           6,862           6,848           6,749
               Refrigerated containers                            688             690             689             690
               Tank containers                                     52              52              52              52
       Average Utilization
               Dry cargo containers                                81%             88%             81%             84%
               Refrigerated containers                             98%             99%             98%             96%
               Tank containers                                     84%             91%             86%             88%


       Rental equipment operating expenses were 14% and 17%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1998, as compared to 13% and 16%, respectively, during the same three and nine-month periods ended September 30, 1997.

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


Item 1.    Legal Proceedings

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

           CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. The investigations which remain pending have not resulted in any action being taken against Mr. Weissenberger, and he has informed the Parent Company that he does not believe that there is any basis for any action to be taken against him. Dr. Friedberg has been a non-executive director of the Parent Company since 1997. In August 1998, charges were presented against Dr. Friedberg. Dr. Friedberg has denied any wrongdoing and, on September 14, 1998, filed objections to the charges against him.

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

           On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. All of these conditions were fulfilled by August 14, 1998. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30, 1998 and a final maturity date of January 8, 1999. The Parent Company did not repay the amount due on September 30, 1998. The directors of the Parent Company currently are holding discussions with the lenders to refinance or extend its debt that became due on September 30, 1998.

           The directors of the Parent Company also are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

        Exhibit
          No.                               Description                                            Method of Filing
        -------                             -----------                                            ----------------

          3(a)      Limited Partnership Agreement of the Registrant,  amended and restated     *
                    as of December 28, 1995

          3(b)      Certificate of Limited Partnership of the Registrant                       **

          10        Form of Leasing Agent Agreement with Cronos Containers Limited             ***

          27        Financial Data Schedule                                                    Filed with this document


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.






---------

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




                                   CRONOS GLOBAL INCOME FUND XVI, L.P.


                                   By   Cronos Capital Corp.
                                        The General Partner




                                   By   /s/ Dennis J. Tietz
                                        ----------------------------------------
                                        Dennis J. Tietz
                                        President and Director of Cronos Capital
                                        Corp. ("CCC")
                                        Principal Executive Officer of CCC




Date: November 13, 1998

                                  EXHIBIT INDEX


        Exhibit
          No.                               Description                                            Method of Filing
        -------                             -----------                                            ----------------

          3(a)      Limited Partnership Agreement of the Registrant,  amended and restated     *
                    as of December 28, 1995

          3(b)      Certificate of Limited Partnership of the Registrant                       **

          10        Form of Leasing Agent Agreement with Cronos Containers Limited             ***

          27        Financial Data Schedule                                                    Filed with this document







------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)