Form 10-Q
period 1999-03-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 1999-05-12
CIK 1002519

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                       CRONOS GLOBAL INCOME FUND XVI, L.P.


                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1999

                                TABLE OF CONTENTS



                                                                                                  PAGE
                                                                                                  ----
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998                         4


         Statements of Operations for the three months ended March 31, 1999 and 1998 (unaudited)   5


         Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited)   6


         Notes to Financial Statements (unaudited)                                                 7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                               11


PART II - OTHER INFORMATION


 Item 1. Legal Proceedings                                                                        12


 Item 3. Defaults Upon Senior Securities                                                          12


 Item 5. Other Information                                                                        12


 Item 6. Exhibits and Reports on Form 8-K                                                         14

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's balance sheets as of March 31, 1999 and December 31, 1998, statements of operations for the three months ended March 31, 1999 and 1998, and statements of cash flows for the three months ended March 31, 1999 and 1998.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                             March 31,         December 31,
                                                                                1999               1998
                                                                            ------------       ------------
                 Assets

Current assets:
   Cash and cash equivalents, includes $1,976,107 at March 31, 1999
      and $1,843,712 at December 31, 1998 in interest-bearing accounts      $  1,976,207       $  1,843,812
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                            481,712            532,067
                                                                            ------------       ------------

         Total current assets                                                  2,457,919          2,375,879
                                                                            ------------       ------------

Container rental equipment, at cost                                           26,673,208         26,700,728
   Less accumulated depreciation                                               4,384,080          3,998,314
                                                                            ------------       ------------
      Net container rental equipment                                          22,289,128         22,702,414
                                                                            ------------       ------------

Organizational costs, net                                                        118,145            130,635
                                                                            ------------       ------------

                                                                            $ 24,865,192       $ 25,208,928
                                                                            ============       ============
            Partners' Capital

Partners' capital (deficit):
   General partner                                                          $     (2,954)      $     (5,349)
   Limited partners                                                           24,868,146         25,214,277
                                                                            ------------       ------------

         Total partners' capital                                              24,865,192         25,208,928
                                                                            ------------       ------------

                                                                            $ 24,865,192       $ 25,208,928
                                                                            ============       ============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended
                                                      -----------------------
                                                      March 31,     March 31,
                                                        1999          1998
                                                      ---------     ---------
Net lease revenue (notes 1 and 3)                     $678,913      $713,301

Other operating expenses:
  Depreciation                                         402,516       403,103
  Other general and administrative expenses             13,710        14,066
                                                      --------      --------
                                                       416,226       417,169
                                                      --------      --------

    Earnings from operations                           262,687       296,132

Other income:
  Interest income                                       19,132        16,411
  Net gain on disposal of equipment                      5,891         8,237
                                                      --------      --------
                                                        25,023        24,648
                                                      --------      --------

    Net earnings                                      $287,710      $320,780
                                                      ========      ========

Allocation of net earnings:
  General partner                                     $ 33,967      $ 36,229
  Limited partners                                     253,743       284,551
                                                      --------      --------

                                                      $287,710      $320,780
                                                      ========      ========

Limited partners' per unit share of net earnings      $   0.16      $   0.19
                                                      ========      ========


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                        Three Months Ended
                                                  -----------------------------
                                                   March 31,         March 31,
                                                     1999              1998
                                                  -----------       -----------
Net cash provided by operating activities         $   753,021       $   765,971

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                  10,820            45,075

Cash flows used in financing activities:
  Distribution to partners                           (631,446)         (631,446)
                                                  -----------       -----------


Net increase in cash and cash equivalents             132,395           179,600


Cash and cash equivalents at January 1              1,843,812         1,232,159
                                                  -----------       -----------


Cash and cash equivalents at March 31             $ 1,976,207       $ 1,411,759
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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1999 and December 31, 1998 were as follows:


                                                                    March 31,    December 31,
                                                                       1999          1998
                                                                    ---------    ------------
         Lease receivables, net of doubtful accounts of $59,966
           at March 31, 1999 and $63,388 at December 31, 1998        $849,047      $925,432
         Less:
         Direct operating payables and accrued expenses               254,989       271,115
         Damage protection reserve                                     36,602        37,905
         Base management fees                                          57,760        66,324
         Reimbursed administrative expenses                            17,984        18,021
                                                                     --------      --------

                                                                     $481,712      $532,067
                                                                     ========      ========


                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1999 and 1998 was as follows:

                                                      Three Months Ended
                                                  --------------------------
                                                   March 31,       March 31,
                                                     1999            1998
                                                  ----------      ----------
         Rental revenue (note 4)                  $  963,942      $1,080,875
         Less:
         Rental equipment operating expenses         171,657         225,579
         Base management fees                         66,686          74,174
         Reimbursed administrative expenses           46,686          67,821
                                                  ----------      ----------

                                                  $  678,913      $  713,301
                                                  ==========      ==========


(4)  Operating Segment

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

     The Partnership derives its revenues from owning and leasing marine cargo containers. As of March 31, 1999, the Partnership operated 3,828 twenty-foot, 1,045 forty-foot and 459 forty-foot high-cube marine dry cargo containers, as well as 90 twenty-foot and 299 forty-foot refrigerated cargo containers, and 52 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three-month periods ended March 31, 1999 and 1998 follows:

                                                         1999            1998
                                                      ----------      ----------
         Dry cargo containers                         $  537,982      $  637,286
         Refrigerated containers                         378,848         376,399
         Tank containers                                  47,112          67,190
                                                      ----------      ----------

         Total                                        $  963,942      $1,080,875
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


1) Material changes in financial condition between March 31, 1999 and December 31, 1998.

     At March 31, 1999, the Registrant had $1,976,207 in cash and cash equivalents, an increase of $132,395 from the cash balances at December 31, 1998. At March 31, 1999, the Registrant had approximately $111,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1999, the Registrant expects to use cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

     The Registrant's cash distribution from operations for the first quarter of 1999 was 7.50% (annualized) of the limited partners' original capital contribution, unchanged from the fourth quarter of 1998. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

     Growth in intra-Asian trade and improving lease-out activity in some key locations have expanded the requirement for leased containers in selected locations. As a result of these slowly improving trends, trade volumes in several markets are rebounding and utilization of the Registrant's equipment has been recently improving. However, per-diem rental rates remain unchanged and container imbalances are expected to continue for the remainder of 1999. In light of the encouraging signs mentioned above, the Registrant will selectively increase its repositioning of available equipment to higher demand locations when it believes that the impact will have a positive effect on operations.


2) Material changes in the results of operations between the three-month period ended March 31, 1999 and 1998.

     Net lease revenue for the three-month period ended March 31, 1999 was $678,913, a decrease of approximately 5% from the same three-month period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 1999 was $963,942, reflecting a decrease of 11% from the same three-month period in the prior year. Dry container average per-diem rental rates for the three-month period ended March 31, 1999 declined approximately 6% when compared to the same three-month period in the prior year. Refrigerated container average per-diem rental rates for the three-month period ended March 31, 1999 declined 1% when compared to the same period in the prior year. Tank container average per-diem rental rates for the three-month period ended March 31, 1999 declined 5% when compared to the same period in the prior year.

     The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1999 and 1998 were as follows:

                                                           Three Months Ended
                                                         ------------------------
                                                         March 31,      March 31,
                                                           1999           1998
                                                         ---------      ---------
         Average fleet size (measured in twenty-foot
            equivalent units (TEU))
               Dry cargo containers                         6,840         6,853
               Refrigerated containers                        688           690
               Tank containers                                 52            52
         Average Utilization
               Dry cargo containers                          74.2%         81.8%
               Refrigerated containers                       99.6%         98.2%
               Tank containers                               76.1%         87.2%

     Rental equipment operating expenses were 18% of the Registrant's gross lease revenue during the three-month period ended March 31, 1999, as compared to 21% during the same three-month period ended March 31, 1998. This decrease was largely attributable to costs associated with fluctuating utilization levels, including handling and repositioning.

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

         In March 1999, the Parent Company agreed to a fourth amendment (the "Fourth Amendment") to the Bank Facility under which the final maturity date will be September 1999. The Fourth Amendment became effective as of March 31, 1999 subject to the satisfaction thereafter of various conditions, including the delivery of the Parent Company's audited financial statements for 1998, together with various legal opinions and other loan documentation by April 15, 1999. This date was extended to April 30, 1999. The Parent Company furnished the required legal opinions and other loan documentation and are now under review.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      Exhibit
        No.                       Description                                 Method of Filing
     ---------   ----------------------------------------------------   ----------------------------
       3(a)      Limited Partnership Agreement of the Registrant,          *
                 amended and restated as of December 28, 1995

       3(b)      Certificate of Limited Partnership of the Registrant      **

       10        Form of Leasing Agent Agreement with Cronos               ***
                 Containers Limited

       27        Financial Data Schedule                                   Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.



--------

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




                                        CRONOS GLOBAL INCOME FUND XVI, L.P.


                                        By   Cronos Capital Corp.
                                             The General Partner




                                        By   /s/ Dennis J. Tietz
                                             -----------------------------------
                                             Dennis J. Tietz
                                             President and Director of Cronos
                                             Capital Corp. ("CCC")
                                             Principal Executive Officer of CCC



Date: May 15, 1999

                                  EXHIBIT INDEX



      Exhibit
        No.                       Description                                 Method of Filing
     ---------   ----------------------------------------------------   ----------------------------
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