Form 10-Q
period 1999-06-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 1999-08-13
CIK 1002519

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE TRANSITION PERIOD FROM ______ TO _______



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998                                  4

           Statements of Operations for the three and six months ended June 30, 1999 and 1998 (unaudited)    5

           Statements of Cash Flows for the six months ended June 30, 1999 and 1998 (unaudited)              6

           Notes to Financial Statements (unaudited)                                                         7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       13

PART II- OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                                14

  Item 3.  Defaults Upon Senior Securities                                                                  14

  Item 5.  Other Information                                                                                14

  Item 6.  Exhibits and Reports on Form 8-K                                                                 15


                         PART I - FINANCIAL INFORMATION


  Item 1. Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1999 and December 31, 1998, statements of operations for the three and six months ended June 30, 1999 and 1998, and statements of cash flows for the six months ended June 30, 1999 and 1998.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                                         June 30,       December 31,
                                                                                           1999            1998
                                                                                      ------------     ------------
                    Assets

Current assets:
    Cash and cash equivalents, includes $2,079,103 at June 30, 1999
       and $1,843,712 at December 31, 1998 in interest-bearing accounts               $  2,079,203     $  1,843,812
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                                     416,767          532,067
                                                                                      ------------     ------------

           Total current assets                                                          2,495,970        2,375,879
                                                                                      ------------     ------------

Container rental equipment, at cost                                                     26,666,487       26,700,728
    Less accumulated depreciation                                                        4,772,618        3,998,314
                                                                                      ------------     ------------
       Net container rental equipment                                                   21,893,869       22,702,414
                                                                                      ------------     ------------

Organizational costs, net                                                                  105,655          130,635
                                                                                      ------------     ------------

                                                                                      $ 24,495,494     $ 25,208,928
                                                                                      ============     ============
               Partners' Capital

Partners' capital (deficit):
    General partner                                                                   $     (8,570)    $     (5,349)
    Limited partners                                                                    24,504,064       25,214,277
                                                                                      ------------     ------------

           Total partners' capital                                                      24,495,494       25,208,928
                                                                                      ------------     ------------

                                                                                      $ 24,495,494     $ 25,208,928
                                                                                      ============     ============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                        Three Months Ended          Six Months Ended
                                                    -------------------------    ------------------------
                                                      June 30,       June 30,     June 30,      June 30,
                                                       1999           1998         1999           1998
                                                    ----------     ----------    ----------    ----------
Net lease revenue (notes 1 and 3)                   $  655,589     $  767,808    $1,334,502    $1,481,109

Other operating expenses:
    Depreciation                                       402,688        403,360       805,204       806,463
    Other general and administrative expenses           11,113         16,831        24,823        30,897
                                                    ----------     ----------    ----------    ----------
                                                       413,801        420,191       830,027       837,360
                                                    ----------     ----------    ----------    ----------

       Earnings from operations                        241,788        347,617       504,475       643,749

Other income:
    Interest income                                     21,898         19,891        41,030        36,302
    Net gain (loss) on disposal of equipment            (1,938)            --         3,953         8,237
                                                    ----------     ----------    ----------    ----------
                                                        19,960         19,891        44,983        44,539
                                                    ----------     ----------    ----------    ----------

       Net earnings                                 $  261,748     $  367,508    $  549,458    $  688,288
                                                    ==========     ==========    ==========    ==========

Allocation of net earnings:
    General partner                                 $   25,956     $   29,323    $   59,923    $   65,552
    Limited partners                                   235,792        338,185       489,535       622,736
                                                    ----------     ----------    ----------    ----------

                                                    $  261,748     $  367,508    $  549,458    $  688,288
                                                    ==========     ==========    ==========    ==========

Limited partners' per unit share of net earnings    $     0.15     $     0.20    $     0.31    $     0.39
                                                    ==========     ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                       Six Months Ended
                                                                                 ---------------------------
                                                                                   June 30,       June 30,
                                                                                     1999           1998
                                                                                 -----------     -----------
Net cash provided by operating activities                                        $ 1,471,077     $ 1,553,236

Cash flows provided by investing activities:
    Proceeds from disposal of equipment                                               27,206          69,416

Cash flows used in financing activities:
    Distribution to partners                                                      (1,262,892)     (1,262,892)
                                                                                 -----------     -----------


Net increase in cash and cash equivalents                                            235,391         359,760


Cash and cash equivalents at January 1                                             1,843,812       1,232,159
                                                                                 -----------     -----------


Cash and cash equivalents at June 30                                             $ 2,079,203     $ 1,591,919
                                                                                 ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)   Summary of Significant Accounting Policies

      (a) Nature of Operations

          Cronos Global Income Fund XVI, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of California on September 1, 1995, for the purpose of owning and leasing marine cargo containers, special purpose containers and container related equipment. Cronos Capital Corp. ("CCC") is the general partner and, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages the business of the Partnership. The Partnership shall continue until December 31,2015, unless sooner terminated upon the occurrence of certain events.

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

          As of June 30, 1999, the Partnership owned and operated 3,825 twenty-foot, 1,045 forty-foot and 456 forty-foot high-cube marine dry cargo containers, as well as 90 twenty-foot and 299 forty-foot refrigerated cargo containers, and 52 twenty-four thousand-liter tanks.

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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1999 and December 31, 1998 were as follows:

                                                                                    June 30,           December 31,
                                                                                      1999                 1998
                                                                                    --------             --------
          Lease receivables, net of doubtful accounts of $62,142
            at June 30, 1999 and $63,388 at December 31, 1998                        $807,611             $925,432
          Less:
          Direct operating payables and accrued expenses                              286,272              271,115
          Damage protection reserve                                                    32,966               37,905
          Base management fees                                                         55,033               66,324
          Reimbursed administrative expenses                                           16,573               18,021
                                                                                     --------             --------
                                                                                     $416,767             $532,067
                                                                                     ========             ========

                                                                                                        (Continued)


                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1999 and 1998 was as follows:

                                                             Three Months Ended                     Six Months Ended
                                                         ---------------------------         ------------------------------
                                                         June 30,           June 30,           June 30,            June 30,
                                                          1999               1998               1999                1998
                                                         --------           --------         ----------          ----------
          Rental revenue (note 4)                        $931,210         $1,056,286         $1,895,152          $2,137,161
          Less:
          Rental equipment operating expenses             163,582            166,829            335,239             392,408
          Base management fees                             64,630             72,240            131,316             146,414
          Reimbursed administrative expenses               47,409             49,409             94,095             117,230
                                                         --------           --------         ----------          ----------

                                                         $655,589           $767,808         $1,334,502          $1,481,109
                                                         ========           ========         ==========          ==========

(4)  Operating Segment

     The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership's container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

     The Partnership derives its revenues from owning and leasing marine cargo containers. As of June 30, 1999, the Partnership operated 3,825 twenty-foot, 1,045 forty-foot and 456 forty-foot high-cube marine dry cargo containers, as well as 90 twenty-foot and 299 forty-foot refrigerated cargo containers, and 52 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 1999 and 1998 was as follows:

                                                            Three Months Ended                     Six Months Ended
                                                         ---------------------------         ------------------------------
                                                         June 30,           June 30,           June 30,            June 30,
                                                          1999               1998               1999                1998
                                                         --------         ----------         ----------          ----------
          Dry cargo containers                           $513,138         $  621,866         $1,051,120          $1,259,152
          Refrigerated containers                         376,371            377,389            755,219             753,788
          Tank containers                                  41,701             57,031             88,813             124,221
                                                         --------         ----------         ----------          ----------

          Total                                          $931,210         $1,056,286         $1,895,152          $2,137,161
                                                         ========         ==========         ==========          ==========


                                                                                                                 (Continued)


                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(4)  Operating Segment - (continued)

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


1) Material changes in financial condition between June 30, 1999 and December 31, 1998.

     At June 30, 1999, the Registrant had $2,079,103 in cash and cash equivalents, an increase of $235,391 from the December 31, 1998 cash balances. At June 30, 1999, the Registrant had approximately $127,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1999, the Registrant expects to use cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

     The Registrant's cash distribution from operations for the second quarter of 1999 was 8.0% (annualized) of the limited partners' original capital contribution, an increase from the first quarter 1999 distribution of 7.5% (annualized). These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

     The sentiment with respect to the container industry's slump over the past two years has turned more favorable in recent months as evidence suggests a turnaround is underway with respect to Asia's economic crisis. In recent months, economic reforms in Asia, as well as in Latin America, have begun to produce gradual improvement in terms of world trade, and there are preliminary indications that containerized trade volumes from North America and Europe to Asia, in particular, may be stabilizing. In addition, intra-Asian trade, which also has stagnated since the Asia financial crisis began nearly two years ago, has shown increased activity in recent months. These favorable signs, however, have yet to produce any significant positive impact on the Registrant's operating performance. In spite of the reduced redelivery of on-hire equipment by the ocean carriers, per-diem rental rates, which declined sharply over the past two years, have continued to soften as a result of competitive market conditions, decreased demand and high inventories.

     The Registrant continues to take advantage of its strong marketing resources in order to seek out leasing opportunities during this period in which seasonal factors are also influencing the increased demand. At the same time, it has identified specific strategies intended to strengthen on-hire volumes and enhance utilization of the container fleet. The short-term objective is to improve utilization by offering greater leasing incentives and actively moving surplus, off-hire equipment to higher-demand locations. While this short-term strategy will increase repositioning expenses, it may also minimize those expenses related to handling and storing off-hire containers. These measures will also provide the longer-term advantage of placing the containers where the demand is greatest.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1999 and 1998.

     Net lease revenue for the three and six-month periods ended June 30, 1999 was $655,589 and $1,334,502, respectively, a decrease of 15% and 10% from the respective three and six-month periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1999 was $931,210 and $1,895,152, respectively, reflecting a decrease of 12% and 11% from the same three and six-month periods in the prior year. Dry container average per-diem rental rates for the three and six-month periods ended June 30, 1999 decreased 8% and 7%, respectively, when compared to the same three and six-month periods in the prior year. Refrigerated container average per-diem rental rates for the three and six-month periods ended June 30, 1999 decreased 2% and 1%, respectively, when compared to the same periods in the prior year. Tank container average per-diem rental rates for the three and six-month periods ended June 30, 1999 decreased 6% and 5%, respectively, when compared to the same periods in the prior year.

     The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1999 and 1998 were as follows:

                                                                 Three Months Ended                 Six Months Ended
                                                              -------------------------         -----------------------
                                                               June 30,        June 30,         June 30,        June 30,
                                                                1999            1998             1999            1998
                                                               --------        --------         --------        -------
          Average fleet size (measured in twenty-foot
              equivalent units (TEU))
                 Dry cargo containers                            6,830           6,845           6,835           6,850
                 Refrigerated containers                           688             688             688             689
                 Tank containers                                    52              52              52              52
          Average Utilization
                 Dry cargo containers                                75%             82%             75%             82%
                 Refrigerated containers                             99%             99%             99%             98%
                 Tank containers                                     75%             87%             76%             87%

     Rental equipment operating expenses were 18% of the Registrant's gross lease revenue during both the three and six-month periods ended June 30, 1999, as compared to 16% and 18%, respectively, of the Registrant's gross lease revenue during the same three and six-month periods ended June 30, 1998.

     Year 2000

     The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Leasing Company's computer systems have undergone modifications in order to render the systems ready for the Year 2000. The Leasing Company has completed a detailed inventory of all software and hardware systems and has identified all components that need to be modified. The Leasing Company has completed all the necessary changes and testing in a dedicated Year 2000 environment. The Leasing Company anticipates that all compliant code will be live by the end of August 1999. The Leasing Company has contacted all of its critical business suppliers and has been advised that their systems are Year 2000 compliant. The Leasing Company has also confirmed the compliance of its suppliers' products through its own extensive testing. Expenses associated with addressing Year 2000 issues are being recognized as incurred. Management has not yet assessed the Year 2000 compliance expense but does not anticipate the costs incurred to date or to be incurred in the future by the Leasing Company and its affiliates to be in excess of $500,000. None of the costs incurred with respect to Year 2000 compliance will be borne by the Registrant. The Leasing Company believes it will be able to resolve any major Year 2000 issues. The Leasing Company is aware of the implications of a Year 2000 computer system failure and is currently in the process of developing its contingency plans. While management believes the possibility of a Year 2000 system failure to be remote, if the Leasing Company's internal systems or those of its critical business suppliers fail, the Leasing Company's consolidated financial position, liquidity or results of operations may be adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          As the Registrant has previously reported, in February 1997, its former outside auditors, Arthur Andersen LLP ("Arthur Andersen"), resigned as auditors to The Cronos Group (the "Parent Company"), its subsidiaries, and all other entities affiliated with the Parent Company, including the Registrant. The Parent Company is the indirect corporate parent of CCC, the managing general partner of the Registrant. CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

          Arthur Andersen's reports on the financial statements of CCC and the Registrant, for years preceding 1996, had not contained an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

          During the Registrant's fiscal year ended December 31, 1995, and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

          In connection with its resignation, Arthur Andersen prepared a report pursuant to Section 10A of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission ("SEC"). As a result of the Arthur Andersen report, the SEC commenced an investigation of the Parent Company on February 10, 1997. The purpose of the investigation has been to determine whether the Parent Company and persons associated with the Parent Company violated the federal securities laws administered by the SEC. The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC.

          Current management of the Parent Company has been in discussions with the staff of the SEC with a view to settling the investigation. The Parent Company is hopeful of reaching a settlement of the investigation by the end of 1999.


Item 3.   Defaults Upon Senior Securities

          See Item 5. Other Information.


Item 5.   Other Information

          In 1993, the Parent Company negotiated a credit facility with several banks for the use by the Parent Company and its subsidiaries, including CCC. At December 31, 1998, approximately $33,110,000 in principal indebtedness was outstanding under that credit facility (none of which had been borrowed by the Registrant). As a party to that credit facility, CCC was jointly and severally liable for the repayment of all principal and interest owed under the credit facility. On August 2, 1999, all outstanding amounts under the credit facility were repaid through the establishment of a new credit facility with two financial institutions. CCC is not a party to the new loan agreement. The Parent Company has guaranteed up to $10 million of amounts borrowed under the new credit facility and, as partial security for this guarantee, the Parent Company has pledged all of the capital stock held by it in Cronos Holding/Investments (U.S.), Inc., a Delaware corporation that, in turn, owns all of the outstanding capital stock of CCC.

          The Registrant is not a borrower under the new credit facility established by the Parent Company, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the new credit facility.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

                Exhibit
                  No.                             Description                             Method of Filing
                ------                            -----------                             ----------------
                 3(a)       Limited Partnership Agreement of the Registrant, amended      *
                            and restated as of December 28, 1995

                 3(b)       Certificate of Limited Partnership of the Registrant          **

                 10         Form of Leasing Agent Agreement with Cronos Containers        ***
                            Limited

                 27         Financial Data Schedule                                       Filed with this document


(b)   Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.






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




Date:  August 16, 1999

                                  EXHIBIT INDEX

                Exhibit
                  No.                             Description                              Method of Filing
                ------                            -----------                              ----------------
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