Form 10-Q
period 2000-03-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 2000-05-15
CIK 1002519

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from       TO
                                                         ------  ------

                         Commission file number 0-27496

                       CRONOS GLOBAL INCOME FUND XVI, L.P.
             (Exact name of registrant as specified in its charter)


            California                                          94-3230380
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)


       444 Market Street, 15th Floor, San Francisco, California      94111
               (Address of principal executive offices)            (Zip Code)

                                 (415) 677-8990
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                       CRONOS GLOBAL INCOME FUND XVI, L.P.


                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



                                                                                                               PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Condensed Balance Sheets - March 31, 2000 and December 31, 1999 (unaudited)                             4


         Condensed Statements of Operations for the three months ended March 31, 2000 and 1999 (unaudited)        5


         Condensed Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (unaudited)        6


         Notes to Condensed Financial Statements (unaudited)                                                      7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                   10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                                              11


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                                        12

                         PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

         Presented herein are the Registrant's condensed balance sheets as of March 31, 2000 and December 31, 1999, condensed statements of operations for the three months ended March 31, 2000 and 1999, and condensed statements of cash flows for the three months ended March 31, 2000 and 1999.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                              March 31,        December 31,
                                                                                2000               1999
                                                                            ------------       ------------

                 Assets

Current assets:

   Cash and cash equivalents, includes $1,374,902 at March 31, 2000
      and $1,987,785 at December 31, 1999 in interest-bearing accounts      $  1,375,609       $  1,987,885
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                            517,309            513,262
                                                                            ------------       ------------

         Total current assets                                                  1,892,918          2,501,147
                                                                            ------------       ------------

Container rental equipment, at cost                                           29,905,424         26,618,929
   Less accumulated depreciation                                               5,951,273          5,542,131
                                                                            ------------       ------------
      Net container rental equipment                                          23,954,151         21,076,798
                                                                            ------------       ------------

Other assets                                                                     812,487             50,000
                                                                            ------------       ------------

          Total assets                                                      $ 26,659,556       $ 23,627,945
                                                                            ============       ============

                 Liabilities and partners' capital

Current liabilities:

   Current portion of equipment debt                                        $    550,933       $         --
                                                                            ------------       ------------

          Total current liabilities                                              550,933                 --
                                                                            ------------       ------------

   Equipment debt less current portion                                         2,754,667                 --
                                                                            ------------       ------------

          Total liabilities                                                    3,305,600                 --
                                                                            ------------       ------------

Partners' capital (deficit):
   General partner                                                               (15,467)           (12,730)
   Limited partners                                                           23,369,423         23,640,675
                                                                            ------------       ------------

         Total partners' capital                                              23,353,956         23,627,945
                                                                            ------------       ------------

         Total liabilities and partners' capital                            $ 26,659,556       $ 23,627,945
                                                                            ============       ============


              The accompanying notes are an integral part of these
                        condensed financial statements.

                      CRONOS GLOBAL INCOME FUND XVI, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended
                                                    -----------------------------
                                                     March 31,         March 31,
                                                       2000              1999
                                                    -----------       -----------
Net lease revenue (notes 1 and 3)                   $   810,544       $   678,913


Other operating expenses:
  Depreciation                                          413,423           402,516
  Other general and administrative expenses              20,468            13,710
                                                    -----------       -----------
                                                        433,891           416,226
                                                    -----------       -----------

    Income from operations                              376,653           262,687

Other income (loss):
  Interest income                                        23,255            19,132
  Net gain (loss) on disposal of equipment                 (351)            5,891
                                                    -----------       -----------
                                                         22,904            25,023
                                                    -----------       -----------

    Net income                                      $   399,557       $   287,710
                                                    ===========       ===========

Allocation of net income:
  General partner                                   $    30,941       $    33,967
  Limited partners                                      368,616           253,743
                                                    -----------       -----------

                                                    $   399,557       $   287,710
                                                    ===========       ===========

Limited partners' per unit share of net income      $      0.23       $      0.16
                                                    ===========       ===========



   The accompanying notes are an integral part of these condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                Three Months Ended
                                                          -----------------------------
                                                            March 31,         March 31,
                                                              2000              1999
                                                          -----------       -----------
Net cash provided by operating activities                 $    43,541       $   753,021

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                          17,727            10,820

Cash flows used in financing activities:
  Distribution to partners                                   (673,544)         (631,446)
                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents         (612,276)          132,395

Cash and cash equivalents at January 1                      1,987,885         1,843,812
                                                          -----------       -----------

Cash and cash equivalents at March 31                     $ 1,375,609       $ 1,976,207
                                                          ===========       ===========

   Non cash financing activity:

   In connection with the acquisition of container rental equipment, Cronos Global Income Fund XVI, L.P. financed the purchase of $3,305,600 of equipment through debt.

   The accompanying notes are an integral part of these condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

     (b) Leasing Company and Leasing Agent Agreement

         The Partnership has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers, and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

         The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these condensed financial statements.

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

     (d) Financial Statement Presentation

         These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 2000 and December 31, 1999 were as follows:



                                                      March 31,         December 31,
                                                         2000               1999
                                                    -------------      -------------
Gross lease receivables                             $     985,303      $     869,797
Less:
Direct operating payables and accrued expenses            270,533            223,001
Damage protection reserve                                  59,046             25,021
Base management fees payable                               64,284             68,101
Reimbursed administrative expenses                         37,943             16,942
Allowance for doubtful accounts                            36,188             23,470
                                                    -------------      -------------
Net lease receivables                               $     517,309      $     513,262
                                                    =============      =============


                       CRONOS GLOBAL INCOME FUND XVI, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 2000 and 1999 was as follows:


                                              Three Months Ended
                                         ----------------------------
                                          March 31,        March 31,
                                             2000             1999
                                         -----------      -----------
Rental revenue (note 4)                  $ 1,123,818      $   963,942
Less:
Rental equipment operating expenses          175,068          171,657
Base management fees                          77,503           66,686
Reimbursed administrative expenses            60,703           46,686
                                         -----------      -----------
                                         $   810,544      $   678,913
                                         ===========      ===========


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

     The Partnership derives its revenues from marine cargo containers. As of March 31, 2000, the Partnership operated 4,509 twenty-foot, 1,494 forty-foot and 956 forty-foot high-cube marine dry cargo containers, as well as 89 twenty-foot and 299 forty-foot refrigerated cargo containers, and 52 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three-month periods ended March 31, 2000 and 1999 follows:


                                  Three Months Ended
                             ----------------------------
                              March 31,         March 31,
                                2000             1999
                             -----------      -----------
Dry cargo containers         $   737,971      $   537,982
Refrigerated containers          345,220          378,848
Tank containers                   40,627           47,112
                             -----------      -----------
Total                        $ 1,123,818      $   963,942
                             ===========      ===========



     Due to the Partnership's lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

                                     ******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between March 31, 2000 and December 31, 1999.

     At March 31, 2000, the Registrant had $1,375,609 in cash and cash equivalents, a decrease of $612,276 from the cash balances at December 31, 1999. At March 31, 2000, the Registrant had approximately $187,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 2000, the Registrant expects to use cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

     The Registrant's allowance for doubtful accounts increased from $23,470 at December 31, 1999 to $36,188 at March 31, 2000. This increase was attributable to the delinquent account receivable balances of approximately nine lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

     On March 30, 2000, the Registrant borrowed $3,305,600 under a term loan for the purpose of acquiring additional equipment. The Registrant borrowed an additional $1,011,000 on April 28, 2000 with another $727,000 to follow sometime in May. The term loan was obtained from one lending source allowing the Registrant to take advantage of equipment purchasing opportunities pursuant to the Registrant's Partnership Agreement. The loan, due to expire in the year 2006, is scheduled to be fully repaid in twenty-four quarterly installments from leasing revenue received by the Registrant.

     The Registrant's cash distribution from operations for the first quarter of 2000 was 8.0% (annualized) of the limited partners' original capital contribution, unchanged from the fourth quarter of 1999. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

     In order to take advantage of improving market conditions and stronger demand for leased containers, the Registrant undertook a strategy that was aimed at significantly reducing its inventory of idle equipment in some low-demand locations while, at the same time, fulfilling lessee container requirements. As part of this strategy, the Registrant offered leasing incentives to several lessees for picking up off-hire equipment from the Registrant's higher inventory areas. This not only resulted in stronger utilization of the Registrant's equipment, but it also significantly lowered Partnership expenses related to storage and handling.

2) Material changes in the results of operations between the three-month periods ended March 31, 2000 and 1999.

     Net lease revenue for the three-month period ended March 31, 2000 was $810,544, an increase of approximately 19% from the same three-month period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 2000 was $1,123,818, reflecting an increase of 17% from the same three-month period in the prior year. Dry cargo container average per-diem rental rates for the three-month period ended March 31, 2000 declined approximately 9% when compared to the same three-month period in the prior year. Refrigerated container average per-diem rental rates for the three-month period ended March 31, 2000 declined 5% when compared to the same period in the prior year. Tank container average per-diem rental rates for the three-month period ended March 31, 2000 declined 11% when compared to the same period in the prior year.

     The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 2000 and 1999 were as follows:


                                                    Three Months Ended
                                                 -------------------------
                                                  March 31,      March 31,
                                                    2000           1999
                                                 ---------       ---------
Average fleet size (measured in twenty-foot
   equivalent units (TEU))
      Dry cargo containers                           6,815           6,840
      Refrigerated containers                          687             688
      Tank containers                                   52              52
Average utilization
      Dry cargo containers                            80.5%           74.2%
      Refrigerated containers                         95.6%           99.6%
      Tank containers                                 75.2%           76.1%


     Rental equipment operating expenses were 16% of the Registrant's gross lease revenue during the three-month period ended March 31, 2000, as compared to 18% during the same three-month period ended March 31, 1999. This decrease was largely attributable to handling and storage costs associated with fluctuating utilization levels.

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

                           PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


  Exhibit
    No.                        Description                         Method of Filing
 ---------    -------------------------------------------------    --------------------

   3(a)       Limited Partnership  Agreement of the Registrant,    *
              amended and restated as of December 28, 1995


   3(b)       Certificate of Limited Partnership of the            **
              Registrant


   10         Form of Leasing Agent Agreement with Cronos          ***
              Containers Limited

   10.1       Note Purchase Agreement, dated as of March 30,       Filed with this document
              2000, by and between the Registrant (the
              "Company"), Cronos Containers Limited
              (the "Guarantor") and IBJ Whitehall Business
              Credit Corporation (the "Purchaser")


   10.2       Guarantee, dated as of March 30, 2000, by and        Filed with this document
              between the Guarantor, the Company and
              the Purchaser.

   10.3       Secured note, dated as of March 30, 2000, by         Filed with this document
              and  between the Company and the Purchaser


   10.4       Pledge and Security Agreement, dated as              Filed with this document
              of March 30, 2000, by and between the
              Registrant (the "Debtor") and IBJ
              Whitehall Business Credit Corporation
              (the "Secured Party)"

   27         Financial Data Schedule                              Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.



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




Date: May 15, 2000

                                  EXHIBIT INDEX



  Exhibit
    No.                        Description                                          Method of Filing
 ---------    -------------------------------------------------                     --------------------
   3(a)       Limited Partnership  Agreement of the Registrant,                     *
              amended and restated as of December 28, 1995


   3(b)       Certificate of Limited Partnership of the                             **
              Registrant


   10         Form of Leasing Agent Agreement with Cronos                           ***
              Containers Limited


   10.1       Note Purchase Agreement, dated as of March 30,                        Filed with this document
              2000, by and between the Registrant (the "Company"),
              Cronos Containers Limited (the "Guarantor") and IBJ
              Whitehall Business Credit Corporation (the "Purchaser")


   10.2       Guarantee, dated as of March 30, 2000, by and                         Filed with this document
              between the Guarantor, the Company and the Purchaser.


   10.3       Secured note,  dated as of March 30, 2000, by and                     Filed with this document
              between the Company and the Purchaser


   10.4       Pledge and Security Agreement, dated as of March                      Filed with this document
              30, 2000, by and between the Registrant (the "Debtor")
              and IBJ Whitehall Business Credit
              Corporation (the "Secured Party)"


   27         Financial Data Schedule                                               Filed with this document




-------------
* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S1 (No. 33-98290)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S1 (No. 33-98290)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S1 (No. 33-98290)