Form 10-Q
period 2000-06-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 2000-08-14
CIK 1002519

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO______


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

                       CRONOS GLOBAL INCOME FUND XVI, L.P.


                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2000

                                TABLE OF CONTENTS



                                                                                                                        PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements


            Condensed Balance Sheets - June 30, 2000 and December 31, 1999 (unaudited)                                     4


            Condensed Statements of Operations for the three and six months ended June 30, 2000 and 1999 (unaudited)       5


            Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited)                 6


            Notes to Condensed Financial Statements (unaudited)                                                            7


  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                         10


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                    11


PART II - OTHER INFORMATION


  Item 1.   Legal Proceedings                                                                                             12


  Item 6.   Exhibits and Reports on Form 8-K                                                                              13

                         PART I - FINANCIAL INFORMATION


  Item 1.   Financial Statements

            Presented herein are the Registrant's condensed balance sheets as of June 30, 2000 and December 31, 1999, condensed statements of operations for the three and six months ended June 30, 2000 and 1999, and condensed statements of cash flows for the six months ended June 30, 2000 and 1999.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                                                               June 30,         December 31,
                                                                                 2000               1999
                                                                             ------------       ------------
                        Assets
Current assets:
    Cash and cash equivalents, includes $1,345,616 at June 30, 2000 and
        $1,987,785 at December 31, 1999 in interest-bearing accounts         $  1,383,117       $  1,987,885
    Net lease receivables due from Leasing Company
        (notes 1 and 2)                                                           694,885            513,262
                                                                             ------------       ------------

             Total current assets                                               2,078,002          2,501,147
                                                                             ------------       ------------

Container rental equipment, at cost                                            31,613,510         26,618,929
    Less accumulated depreciation                                               6,407,945          5,542,131
                                                                             ------------       ------------
        Net container rental equipment                                         25,205,565         21,076,798
                                                                             ------------       ------------

Other assets                                                                      861,794             50,000
                                                                             ------------       ------------

             Total assets                                                    $ 28,145,361       $ 23,627,945
                                                                             ============       ============

                        Liabilities and partners' capital

Current liabilities:
    Current portion of equipment debt                                        $    840,600       $         --
                                                                             ------------       ------------

             Total current liabilities                                            840,600                 --
                                                                             ------------       ------------

    Equipment debt - long term                                                  4,203,000                 --
                                                                             ------------       ------------

             Total liabilities                                                  5,043,600                 --
                                                                             ------------       ------------

Partners' capital (deficit):
    General partner                                                               (17,987)           (12,730)
    Limited partners                                                           23,119,748         23,640,675
                                                                             ------------       ------------

             Total partners' capital                                           23,101,761         23,627,945
                                                                             ------------       ------------

             Total liabilities and partners' capital                         $ 28,145,361       $ 23,627,945
                                                                             ============       ============

The accompanying notes are an integral part of these condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                         Three Months Ended                   Six Months Ended
                                                    -----------------------------       --------------------------
                                                      June 30,          June 30,          June 30,          June 30,
                                                        2000              1999              2000              1999
                                                    -----------       -----------       -----------       -----------
Net lease revenue (notes 1 and 3)                   $   978,948       $   655,589       $ 1,789,492       $ 1,334,502

Other operating expenses:
    Depreciation                                        463,271           402,688           876,694           805,204
    Other general and administrative expenses            23,870            11,113            44,338            24,823
                                                    -----------       -----------       -----------       -----------
                                                        487,141           413,801           921,032           830,027
                                                    -----------       -----------       -----------       -----------

        Income from operations                          491,807           241,788           868,460           504,475

Other income (expenses):
    Interest income                                      18,146            21,898            41,401            41,030
    Net gain (loss) on disposal of equipment               (137)           (1,938)             (488)            3,953
    Interest expense                                    (88,469)               --           (88,469)               --
                                                    -----------       -----------       -----------       -----------
                                                        (70,460)           19,960           (47,556)           44,983
                                                    -----------       -----------       -----------       -----------
        Net income                                  $   421,347       $   261,748       $   820,904       $   549,458
                                                    ===========       ===========       ===========       ===========

Allocation of net income:
    General partner                                 $    31,156       $    25,956       $    62,097       $    59,923
    Limited partners                                    390,191           235,792           758,807           489,535
                                                    -----------       -----------       -----------       -----------

                                                    $   421,347       $   261,748       $   820,904       $   549,458
                                                    ===========       ===========       ===========       ===========

Limited partners' per unit share of net income      $      0.24       $      0.15       $      0.47       $      0.31
                                                    ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)




                                                                Six Months Ended
                                                          -----------------------------
                                                            June 30,          June 30,
                                                             2000              1999
                                                          -----------       -----------
Net cash provided by operating activities                 $   711,889       $ 1,471,077

Cash provided by (used in) investing activities:
   Proceeds from disposal of equipment                         30,431            27,206
   Purchase of container rental equipment                  (5,043,600)               --
                                                          -----------       -----------

Net cash provided by (used in) investing activities        (5,013,169)           27,206
                                                          -----------       -----------

Cash provided by (used in) financing activities:
   Distribution to partners                                (1,347,088)       (1,262,892)
   Borrowings from term facility                            5,043,600                --
                                                          -----------       -----------

Net cash provided by (used in) financing activities         3,696,512        (1,262,892)
                                                          -----------       -----------


Net increase (decrease) in cash and cash equivalents         (604,768)          235,391


Cash and cash equivalents at January 1                      1,987,885         1,843,812
                                                          -----------       -----------


Cash and cash equivalents at June 30                      $ 1,383,117       $ 2,079,203
                                                          ===========       ===========

Supplementary disclosure of cash flow information:
   Cash paid during the period for interest               $    52,417       $        --
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

            The Partnership commenced operations on March 29, 1996, when the minimum subscription proceeds of $2,000,000 were received from over 100 subscribers (excluding from such count Pennsylvania residents, the general partner, and all affiliates of the general partner). On February 3, 1997, CCC suspended the offer and sale of units in the Partnership. The offering terminated on December 27, 1997, at which time 1,599,667 limited partnership units had been purchased.

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


                                       7                            (Continued)

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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


(2)    Net Lease Receivables Due from Leasing Company

       Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 2000 and December 31, 1999 were as follows:


                                                                   June 30,         December 31,
                                                                     2000               1999
                                                                -------------      -------------

            Gross lease receivables                             $   1,199,690      $     869,797
            Less:
            Direct operating payables and accrued expenses            294,755            223,001
            Damage protection reserve                                  29,106             25,021
            Base management fees payable                               88,755             68,101
            Reimbursed administrative expenses                         51,528             16,942
            Allowance for doubtful accounts                            40,661             23,470
                                                                -------------      -------------

            Net lease receivables                               $     694,885      $     513,262
                                                                =============      =============


                                       8                            (Continued)

                      CRONOS GLOBAL INCOME FUND XVI, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(3)    Net Lease Revenue

       Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2000 and 1999 was as follows:


                                                        Three Months Ended                Six Months Ended
                                                     --------------------------      -------------------------
                                                       June 30,        June 30,        June 30,        June 30,
                                                         2000            1999            2000            1999
                                                     ----------      ----------      ----------      ----------

            Rental revenue (note 4)                  $1,231,358      $  931,210      $2,355,176      $1,895,152
            Less:
            Rental equipment operating expenses         115,863         163,582         290,931         335,239
            Base management fees                         77,452          64,630         154,955         131,316
            Reimbursed administrative expenses           59,095          47,409         119,798          94,095
                                                     ----------      ----------      ----------      ----------

                                                     $  978,948      $  655,589      $1,789,492      $1,334,502
                                                     ==========      ==========      ==========      ==========


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

       The Partnership derives its revenues from cargo marine containers. As of June 30, 2000, the Partnership operated 4,503 twenty-foot, 1,492 forty-foot and 1,655 forty-foot high-cube dry cargo marine containers, as well as 89 twenty-foot and 299 forty-foot refrigerated cargo containers, and 52 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 2000 and 1999 follows:


                                              Three Months Ended             Six Months Ended
                                         --------------------------      --------------------------
                                           June 30,        June 30,        June 30,        June 30,
                                            2000            1999            2000            1999
                                         ----------      ----------      ----------      ----------
            Dry cargo containers         $  835,897      $  513,138      $1,573,868      $1,051,120
            Refrigerated containers         355,011         376,371         700,231         755,219
            Tank containers                  40,450          41,701          81,077          88,813
                                         ----------      ----------      ----------      ----------

            Total                        $1,231,358      $  931,210      $2,355,176      $1,895,152
                                         ==========      ==========      ==========      ==========

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

1) Material changes in financial condition between June 30, 2000 and December 31, 1999.

       At June 30, 2000, the Registrant had $1,383,117 in cash and cash equivalents, a decrease of $604,768 from the cash balances at December 31, 1999. At June 30, 2000, the Registrant had approximately $200,000 in cash generated from equipment sales reserved as part of its cash balances. The Registrant committed to purchase an additional 22 forty-foot high-cube dry cargo marine containers, replacing containers which have been lost or damaged beyond repair at an aggregate cost of approximately $61,215. Throughout the remainder of 2000, the Registrant expects to use cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

       The Registrant's allowance for doubtful accounts increased from $23,470 at December 31, 1999 to $40,661 at June 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately eight lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

       On March 30, 2000, the Registrant borrowed $3,305,600 under a term loan for the purpose of acquiring additional equipment. The Registrant borrowed an additional $1,011,000 on April 28, 2000 and an additional $727,000 on May 31, 2000. The term loan was obtained from one lending source allowing the Registrant to take advantage of equipment purchasing opportunities pursuant to the Registrant's Partnership Agreement. The loan, due to expire in the year 2006, is scheduled to be fully repaid in twenty-four quarterly installments from leasing revenue received by the Registrant.

       The Registrant's cash distribution from operations for the second quarter of 2000 was 8.0% (annualized) of the limited partners' original capital contributions, unchanged from the first quarter of 2000. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

       The growth in the volume of world trade, a rise in exports to the Far East, and the global effects of a strong U.S. economy have resulted in improved market conditions for the container leasing industry. As a result of these and other factors, including repositioning initiatives implemented earlier in the year, utilization of the Registrant's fleet of containers has exhibited steady improvement in recent months. In addition, new container prices, as well as interest rates, have been rising from historically low levels. During such times, ocean carriers tend to reduce their capital spending to supplement their owned fleets of containers in favor of leasing. The pressure on per diem rates has impacted the Registrant's revenues, but there has been some rate stabilization in recent months. The Registrant will continue to take advantage of improving market conditions by repositioning equipment to locations of greatest demand as well as seeking out leasing opportunities that will strengthen utilization and enhance the performance of the fleet.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 2000 and 1999.

       Net lease revenue for the three and six-month periods ended June 30, 2000 was $978,948 and $1,789,492, respectively, an increase of approximately 49% and 34%, from the same respective three and six-month periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 2000 was $1,231,358 and $2,355,176, respectively, reflecting an increase of 32% and 24%, from the same respective three and six-month periods in the prior year. This increase can be attributable to the rental revenue earned on the Registrant's purchase of additional equipment. Dry cargo container average per-diem rental rates for the three and six-month periods ended June 30, 2000 declined approximately 3% and 6%, respectively, when compared to the same three and six-month periods in the prior year. Refrigerated container average per-diem rental rates for both the three and six-month periods ended June 30, 2000 declined 5% when compared to the same periods in the prior year. Tank container average per-diem rental rates for the three and six-month periods ended June 30,2000 declined 12% and 11%, respectively, when compared to the sam periods in the prior year.



                                       10                           (Continued)

       The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 2000 and 1999 were as follows:

                                                                          Three Months Ended             Six Months Ended
                                                                        -----------------------       -----------------------
                                                                        June 30,       June 30,       June 30,       June 30,
                                                                          2000           1999           2000           1999
                                                                        --------       --------       --------       --------
            Average fleet size (measured in twenty-foot equivalent
                units (TEU))
                    Dry cargo containers                                   9,401          6,830          7,923          6,835
                    Refrigerated containers                                  687            688            687            688
                    Tank containers                                           52             52             52             52
            Average Utilization
                    Dry cargo containers                                      86%            75%            83%            75%
                    Refrigerated containers                                   99%            99%            97%            99%
                    Tank containers                                           74%            75%            74%            76%


       Rental equipment operating expenses, as a percentage of the Registrant's gross lease revenue, were 9% and 12%, respectively, during the three and six-month periods ended June 30, 2000, compared to 18% during each of the three and six-month periods ended June 30, 1999. Base management fees during the three and six-month periods ended June 30, 2000 increased 20% and 18%, respectively, when compared to the same three and six-month periods in the prior year as a result of higher gross rental revenues.



Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           Not applicable.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

On March 20, 2000, KM Investments, LLC, a California limited liability company ("KM") filed its complaint (the "Complaint") in the Superior Court for the County of Los Angeles against CCC, as general partner of the Partnership, alleging violation of the California Revised Limited Partnership Act, breach of fiduciary duty, and unfair competition. KM claims to be an assignee of units of limited partnership interests in the Partnership and six other California limited partnerships (collectively, the "Cronos Partnerships") managed by CCC as general partner. KM, which is in the business of making unregistered tender offers for up to 4.9% of the outstanding interests in limited partnerships, claims that CCC has wrongfully refused to provide KM with lists of the limited partners of the Cronos Partnerships to enable KM to make unregistered tender offers to the limited partners of the Cronos Partnerships.

KM asks for declaratory relief, damages according to proof, attorneys' fees, costs, interest, a temporary restraining order and/or a preliminary injunction barring CCC from giving limited partner lists to any other party before delivering such lists to KM, punitive damages, and an order prohibiting CCC from receiving reimbursement of its legal fees incurred in defending the action from the Cronos Partnerships.

On April 24, 2000, CCC filed its demurrer to the Complaint and its motion to strike those portions of the Complaint seeking punitive damages. By its demurrer, CCC asserted that KM, as an assignee of units of the Cronos Partnerships, is not entitled to review or receive a copy of the lists of the limited partners of the Cronos Partnerships; that CCC has not breached any fiduciary duty to KM; and that CCC has not engaged in unfair competition as alleged by KM. CCC requested that the Court dismiss KM's Complaint.

On June 8, 2000, the Court heard CCC's demurrer, and sustained (i.e., granted) it in its entirety, allowing KM thirty days to file an amended complaint. KM did so on or about July 10, 2000, asserting the same causes of action as set forth in its original complaint. CCC intends to demur to KM's amended complaint and to move to strike those portions of the complaint seeking punitive damages. CCC believes that KM's complaint is without merit.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits


                  Exhibit
                    No.                                 Description                                            Method of Filing
                  -------       ---------------------------------------------------------------------      ------------------------
                    3(a)        Limited Partnership Agreement of the Registrant, amended and restated      *
                                as of December 28, 1995

                    3(b)        Certificate of Limited Partnership of the Registrant                       **

                    10          Form of Leasing Agent Agreement with Cronos Containers Limited             ***

                    10.1        Note Purchase Agreement, dated as of March 30,
                                2000, by and between Filed with this document the Registrant (the "Company"), Cronos
                                Containers Limited (the "Guarantor") and IBJ
                                Whitehall Business Credit Corporation (the
                                "Purchaser")

                    10.2        Guarantee, dated as of March 30, 2000, by and between the Guarantor,       Filed with this document
                                the Company and the Purchaser.

                    10.3        Secured note, dated as of March 30, 2000, by and between the Company       Filed with this document
                                and the Purchaser

                    10.4        Pledge and Security Agreement, dated as of March 30, 2000, by and          Filed with this document
                                between the Registrant (the "Debtor") and IBJ Whitehall Business
                                Credit Corporation (the "Secured Party)"

                    27          Financial Data Schedule                                                    Filed with this document


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.







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




Date: August 14, 2000

                                  EXHIBIT INDEX

                  Exhibit
                    No.                                 Description                                            Method of Filing
                  -------       ---------------------------------------------------------------------      ------------------------
                    3(a)        Limited Partnership Agreement of the Registrant, amended and restated      *
                                as of December 28, 1995

                    3(b)        Certificate of Limited Partnership of the Registrant                       **

                    10          Form of Leasing Agent Agreement with Cronos Containers Limited             ***

                    10.1        Note Purchase Agreement, dated as of March 30,
                                2000, by and between Filed with this document the Registrant (the "Company"), Cronos
                                Containers Limited (the "Guarantor") and IBJ
                                Whitehall Business Credit Corporation (the
                                "Purchaser")

                    10.2        Guarantee, dated as of March 30, 2000, by and between the Guarantor,       Filed with this document
                                the Company and the Purchaser.

                    10.3        Secured note, dated as of March 30, 2000, by and between the Company       Filed with this document
                                and the Purchaser

                    10.4        Pledge and Security Agreement, dated as of March 30, 2000, by and          Filed with this document
                                between the Registrant (the "Debtor") and IBJ Whitehall Business
                                Credit Corporation (the "Secured Party)"

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