Form 10-Q
period 2000-09-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 2000-11-14
CIK 1002519

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

          One Front Street, 15th Floor, San Francisco, California 94111
          (Address of principal executive offices)         (Zip Code)

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

                       CRONOS GLOBAL INCOME FUND XVI, L.P.


                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS



                                                                                                                       PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements


          Condensed Balance Sheets (unaudited) - September 30, 2000 and December 31, 1999                                4


          Condensed Statements of Operations (unaudited) for the three and nine months ended
          September 30, 2000 and 1999                                                                                    5


          Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2000 and 1999           6


          Notes to Condensed Financial Statements (unaudited)                                                            7


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                         10


  Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                    11


PART II - OTHER INFORMATION


  Item 1. Legal Proceedings                                                                                             12


  Item 6. Exhibits and Reports on Form 8-K                                                                              13

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

        Presented herein are the Registrant's condensed balance sheets as of September 30, 2000 and December 31, 1999, condensed statements of operations for the three and nine months ended September 30, 2000 and 1999, and condensed statements of cash flows for the nine months ended September 30, 2000 and 1999.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                                  September 30,      December 31,
                                                                                      2000               1999
                                                                                  ------------       ------------
                    Assets

Current assets:
    Cash and cash equivalents, includes $1,609,837 at September 30, 2000 and
       $1,987,785 at December 31, 1999 in interest-bearing accounts               $  1,657,540       $  1,987,885
    Net lease receivables due from Leasing Company
       (Notes 1 and 2)                                                                 217,794            513,262
                                                                                  ------------       ------------

           Total current assets                                                      1,875,334          2,501,147
                                                                                  ------------       ------------

Container rental equipment, at cost                                                 31,646,180         26,618,929
    Less accumulated depreciation                                                    6,864,669          5,542,131
                                                                                  ------------       ------------
       Net container rental equipment                                               24,781,511         21,076,798
                                                                                  ------------       ------------

Other assets                                                                           857,136             50,000
                                                                                  ------------       ------------

            Total assets                                                          $ 27,513,981       $ 23,627,945
                                                                                  ============       ============

                    Liabilities and partners' capital

Current liabilities-Current portion of equipment debt                             $    840,600       $         --

Equipment debt - long term                                                           3,992,850                 --
                                                                                  ------------       ------------

            Total liabilities                                                        4,833,450                 --
                                                                                  ------------       ------------

Partners' capital (deficit):
    General partner                                                                    (22,160)           (12,730)
    Limited partners                                                                22,702,691         23,640,675
                                                                                  ------------       ------------

           Total partners' capital                                                  22,680,531         23,627,945
                                                                                  ------------       ------------

           Total liabilities and partners' capital                                $ 27,513,981       $ 23,627,945
                                                                                  ============       ============


              The accompanying notes are an integral part of these
                         condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                         Three Months Ended                  Nine Months Ended
                                                    -----------------------------       -----------------------------
                                                    September 30,    September 30,     September 30,     September 30,
                                                        2000              1999              2000             1999
                                                    -----------       -----------       -----------       -----------
Net lease revenue (Notes 1 and 3)                   $   829,493       $   682,756       $ 2,618,985       $ 2,017,258

Other operating expenses:
    Depreciation                                        467,221           401,944         1,343,915         1,207,148
    Other general and administrative expenses            15,236            10,728            59,574            35,551
                                                    -----------       -----------       -----------       -----------
                                                        482,457           412,672         1,403,489         1,242,699
                                                    -----------       -----------       -----------       -----------

       Income from operations                           347,036           270,084         1,215,496           774,559

Other income (loss):
    Interest income                                      17,724            24,353            59,125            65,383
    Net gain (loss) on disposal of equipment             (3,985)            1,431            (4,473)            5,384
    Interest expense                                   (108,460)               --          (196,929)               --
                                                    -----------       -----------       -----------       -----------
                                                        (94,721)           25,784          (142,277)           70,767
                                                    -----------       -----------       -----------       -----------

       Net income                                   $   252,315       $   295,868       $ 1,073,219       $   845,326
                                                    ===========       ===========       ===========       ===========

Allocation of net income:
    General partner                                 $    29,504       $    30,890       $    91,601       $    90,813
    Limited partners                                    222,811           264,978           981,618           754,513
                                                    -----------       -----------       -----------       -----------

                                                    $   252,315       $   295,868       $ 1,073,219       $   845,326
                                                    ===========       ===========       ===========       ===========


Limited partners' per unit share of net income      $      0.14       $      0.16       $      0.61       $      0.47
                                                    ===========       ===========       ===========       ===========


              The accompanying notes are an integral part of these
                         condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)




                                                                Nine Months Ended
                                                          -----------------------------
                                                         September 30,     September 30,
                                                             2000              1999
                                                          -----------       -----------
Net cash provided by operating activities                 $ 1,915,533       $ 2,195,576

Cash from investing activities:
   Proceeds from disposal of equipment                         46,119            48,190
   Purchase of container rental equipment                     (58,300)               --
   Acquisition fees paid to general partner                    (2,915)               --
                                                          -----------       -----------

Net cash provided by (used in) investing activities           (15,096)           48,190
                                                          -----------       -----------

Cash from financing activities:
   Distribution to Partners                                (2,020,632)       (1,909,073)
   Payments of long term debt                                (210,150)               --
                                                          -----------       -----------

Net cash used in financing activities                      (2,230,782)       (1,909,073)
                                                          -----------       -----------


Net increase (decrease) in cash and cash equivalents         (330,345)          334,693


Cash and cash equivalents, beginning of period              1,987,885         1,843,812
                                                          -----------       -----------


Cash and cash equivalents, end of period                  $ 1,657,540       $ 2,178,505
                                                          ===========       ===========

Supplementary disclosure of cash flow information:
   Cash paid during the period for interest               $   162,974       $        --
                                                          ===========       ===========


              The accompanying notes are an integral part of these
                         condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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


                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

        (d)     Financial Statement Presentation

                These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in The United States of America ("GAAP") have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

                The preparation of financial statements in conformity with GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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


(2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 2000 and December 31, 1999 were as follows:

                                                  September 30,  December 31,
                                                      2000          1999
                                                  -------------  ------------
Gross lease receivables                             $907,807      $869,797
Less:
Direct operating payables and accrued expenses       330,427       223,001
Damage protection reserve                            138,810        25,021
Base management fees payable                         111,643        68,101
Reimbursed administrative expenses                    54,373        16,942
Allowance for doubtful accounts                       54,760        23,470
                                                    --------      --------

Net lease receivables                               $217,794      $513,262
                                                    ========      ========


                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


(3)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2000 and 1999 was as follows:

                                             Three Months Ended              Nine Months Ended
                                         --------------------------      --------------------------
                                        September 30,   September 30,   September 30,   September 30,
                                            2000            1999            2000            1999
                                         ----------      ----------      ----------      ----------
Rental revenue                           $1,241,240      $  922,747      $3,596,416      $2,817,899
Less:
Rental equipment operating expenses         281,781         137,369         572,712         472,608
Base management fees                         85,261          63,769         240,216         195,085
Reimbursed administrative expenses           44,705          38,853         164,503         132,948
                                         ----------      ----------      ----------      ----------
                                         $  829,493      $  682,756      $2,618,985      $2,017,258
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

        The Partnership derives its revenues from cargo marine containers. As of September 30, 2000, the Partnership operated 4,498 twenty-foot, 1,492 forty-foot and 1,675 forty-foot high-cube dry cargo marine containers, as well as 89 twenty-foot and 299 forty-foot refrigerated cargo containers, and 52 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2000 and 1999 follows:

                                 Three Months Ended              Nine Months Ended
                             --------------------------      --------------------------
                            September 30,   September 30,   September 30,   September 30,
                                2000            1999            2000            1999
                             ----------      ----------      ----------      ----------
Dry cargo containers         $  843,285      $  505,960      $2,417,154      $1,557,080
Refrigerated containers         362,374         376,772       1,062,605       1,131,991
Tank containers                  35,581          40,015         116,657         128,828
                             ----------      ----------      ----------      ----------
Total                        $1,241,240      $  922,747      $3,596,416      $2,817,899
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

1) Material changes in financial condition between September 30, 2000 and December 31, 1999.

        At September 30, 2000, the Registrant had $1,657,540 in cash and cash equivalents, a decrease of $330,345 from the cash balances at December 31, 1999. At September 30, 2000, the Registrant had approximately $155,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 2000, the Registrant expects to use cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

        The Registrant's allowance for doubtful accounts increased from $23,470 at December 31, 1999 to $54,760 at September 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately 13 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has recorded appropriate allowance.

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

        The Registrant's cash distribution from operations for the third quarter of 2000 was 8.0% (annualized) of the limited partners' original capital contributions, unchanged from the second quarter of 2000. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

        During the third quarter of 2000, growth in the volume of containerized trade continued to improve. As a result, demand for leased equipment strengthened in many locations, but most significantly throughout Asia. With the growth in the volume of world trade, ocean carriers are committing their capital to the purchase of additional containerships and turning to leasing companies to supply them with the containers they need to meet their growing freight requirements. The container leasing market has rebounded and prospects have somewhat improved, but lease rates have remained at generally the same low level as at the beginning of this year. At the same time, inventories of idle equipment have been reduced in Europe, but there has been no appreciable reduction in the U.S. The strong U.S. economy continued to import more than it exported. This imbalance has had the effect of further increasing idle container inventories, particularly on the U.S. East Coast.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 2000 and 1999.

        Net lease revenue for the three and nine-month periods ended September 30, 2000 was $829,493 and $2,618,985, respectively, an increase of approximately 21% and 30%, from the same respective three and nine-month periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 2000 was $1,241,240 and $3,596,416, respectively, reflecting an increase of 35% and 28%, from the same respective three and nine-month periods in the prior year. This increase can be attributable to the rental revenue earned on the Registrant's purchase of additional equipment. Dry cargo container average per-diem rental rates for the three and nine-month periods ended September 30, 2000 increased approximately 2% and declined 4%, respectively, when compared to the same three and nine-month periods in the prior year. Refrigerated container average per-diem rental rates for the three and nine-month periods ended September 30, 2000 decreased approximately 3% and 4%, respectively, when compared to the same periods in the prior year. Tank container average per-diem rental rates for the three and nine-month periods ended September 30, 2000 decreased approximately 13% and 14%, respectively, when compared to the same periods in the prior year.
                                                                     (Continued)

        The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 2000 and 1999 were as follows:


                                                    Three Months Ended                 Nine Months Ended
                                              -------------------------------     -----------------------------
                                              September 30,     September 30,     September 30,   September 30,
                                                  2000              1999             2000            1999
                                              -------------     -------------     -------------   -------------
Average fleet size (measured in
    twenty-foot equivalent units (TEU))
       Dry cargo containers                      10,837            6,823            8,797            6,831
       Refrigerated containers                      687              688              687              688
       Tank containers                               52               52               52               52
Average Utilization
       Dry cargo containers                          86%              78%              84%              76%
       Refrigerated containers                       98%              99%              98%              99%
       Tank containers                               66%              71%              72%              74%

        Rental equipment operating expenses, as a percentage of the Registrant's gross lease revenue, were 23% and 16%, respectively, during the three and nine-month periods ended September 30, 2000, compared to 15% and 17%, respectively, during each of the three and nine-month periods ended September 30, 1999. Contributing to these increases were costs associated with the increased recording of damage protection and doubtful accounts. Base management fees during the three and nine-month periods ended September 30, 2000 increased 34% and 23%, respectively, when compared to the same three and nine-month periods in the prior year as a result of higher gross rental revenues.

        The Registrant disposed of five twenty-foot and two forty-foot high-cube dry cargo marine containers during the third quarter of 2000, as compared to 19 twenty-foot, two forty-foot and three forty-foot high-cube dry cargo marine containers during the third quarter of 1999. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.



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

On June 8, 2000, the Court heard CCC's demurrer, and sustained (i.e., granted) it in its entirety, allowing KM thirty days to file an amended complaint. KM did so on or about July 10, 2000, asserting the same causes of action as set forth in its original complaint. On August 25, 2000, CCC filed its demurrer to KM's First Amended Complaint and its motion to strike those portions of the First Amended Complaint seeking punitive damages. On October 11, 2000, the Court heard CCC's motions. It sustained CCC's demurrer to KM's fourth cause of action seeking declaratory relief, but overruled (i.e., denied) CCC's demurrer to KM's first three causes of action, on the ground that the evidence submitted by CCC was not properly before the Court on CCC's demurrer to KM's First Amended Complaint. At the same time, the Court granted CCC's motion to strike those portions of KM's First Amended Complaint seeking punitive damages.

On October 20, 2000, CCC filed its answer to KM's First Amended Complaint, denying the allegations thereof, denying that plaintiff is entitled to any damages, and asserting various affirmative defenses. CCC believes that KM does not have standing to inspect or receive lists of the limited partners of the limited partnerships managed by CCC, and that CCC has meritorious defenses to KM's First Amended Complaint.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

               Exhibit
                 No.                             Description                               Method of Filing
               -------      --------------------------------------------------------       ----------------
                 3(a)       Limited Partnership Agreement of the Registrant, amended       *
                            and restated as of December 28, 1995

                 3(b)       Certificate of Limited Partnership of the Registrant           **

                 10         Form of Leasing Agent Agreement with Cronos Containers         ***
                            Limited


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.



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




                                        CRONOS GLOBAL INCOME FUND XVI, L.P.


                                        By  Cronos Capital Corp.
                                        The General Partner




                                        By  /s/ Dennis J. Tietz
                                           ------------------------
                                        Dennis J. Tietz
                                        President and Director of
                                        Cronos Capital Corp. ("CCC")
                                        Principal Executive Officer of CCC




Date: November 14, 2000

                                  EXHIBIT INDEX



               Exhibit
                 No.                             Description                               Method of Filing
               -------      --------------------------------------------------------       ----------------
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