Form 10-Q
period 2001-03-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 2001-05-15
CIK 1002519

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                       CRONOS GLOBAL INCOME FUND XVI, L.P.


                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000                         4


         Statements of Operations for the three months ended March 31, 2001 and 2000 (unaudited)   5


         Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (unaudited)   6


         Notes to Financial Statements (unaudited)                                                 7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    11


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                               12


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                         13

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of March 31, 2001 and December 31, 2000, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                                 BALANCE SHEETS

                                                                                      March 31,              December 31,
                                                                                        2001                     2000
                                                                                    ------------             ------------
                                                                                     (Unaudited)
                 Assets

Current assets:
   Cash and cash equivalents, includes $1,148,502 at March 31, 2001
      and $1,132,938 at December 31, 2000 in interest-bearing accounts              $  1,173,819             $  1,379,619
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                                    280,472                  262,463
                                                                                    ------------             ------------

         Total current assets                                                          1,454,291                1,642,082
                                                                                    ------------             ------------

Container rental equipment, at cost                                                   31,831,794               31,851,392
   Less accumulated depreciation                                                       7,798,150                7,337,421
                                                                                    ------------             ------------
      Net container rental equipment                                                  24,033,644               24,513,971
                                                                                    ------------             ------------

Other assets                                                                             863,422                  868,082
                                                                                    ------------             ------------

         Total assets                                                               $ 26,351,357             $ 27,024,135
                                                                                    ============             ============

                 Liabilities and partners' capital

Current liabilities:
   Interest payable                                                                 $     26,000             $     35,000
   Current portion of equipment debt                                                     840,600                  840,600
                                                                                    ------------             ------------

         Total current liabilities                                                       866,600                  875,600

   Equipment debt less current portion                                                 3,572,550                3,782,700
                                                                                    ------------             ------------

         Total liabilities                                                             4,439,150                4,658,300
                                                                                    ------------             ------------

Partners' capital (deficit):
   General partner                                                                       (29,269)                 (25,351)
   Limited partners                                                                   21,941,476               22,391,186
                                                                                    ------------             ------------

         Total partners' capital                                                      21,912,207               22,365,835
                                                                                    ------------             ------------

         Total liabilities and partners' capital                                    $ 26,351,357             $ 27,024,135
                                                                                    ============             ============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                Three Months Ended
                                                          -------------------------------
                                                          March 31,             March 31,
                                                            2001                  2000
                                                          ---------             ---------
Net lease revenue (notes 1 and 3)                         $ 791,993             $ 810,544

Other operating expenses:
  Depreciation                                              470,289               413,423
  Other general and administrative expenses                  30,642                20,468
                                                          ---------             ---------
                                                            500,931               433,891
                                                          ---------             ---------

    Income from operations                                  291,062               376,653

Other income (loss):
  Interest income                                            17,475                23,255
  Interest expense                                          (89,245)                   --
  Net gain (loss) on disposal of equipment                      625                  (351)
                                                          ---------             ---------
                                                            (71,145)               22,904
                                                          ---------             ---------

    Net income                                            $ 219,917             $ 399,557
                                                          =========             =========

Allocation of net income:
  General partner                                         $  29,760             $  30,941
  Limited partners                                          190,157               368,616
                                                          ---------             ---------

                                                          $ 219,917             $ 399,557
                                                          =========             =========

Limited partners' per unit share of net income            $    0.12             $    0.23
                                                          =========             =========


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                  -----------------------------------
                                                                   March 31,               March 31,
                                                                     2001                     2000
                                                                  -----------             -----------
Net cash provided by operating activities                         $   656,154             $    43,541

Cash flows provided by (used in) investing activities:
  Proceeds from disposal of equipment                                  21,741                  17,727
    Purchase of container rental equipment                                 --              (3,305,600)
                                                                  -----------             -----------
                                                                       21,741              (3,287,873)
                                                                  -----------             -----------

Cash flows (used in) provided by financing activities:
  Proceeds from the issuance of term debt                                  --               3,305,600
  Repayment of term debt                                             (210,150)                     --
  Distribution to partners                                           (673,545)               (673,544)
                                                                  -----------             -----------
                                                                     (883,695)              2,632,056
                                                                  -----------             -----------
Net decrease in cash and cash equivalents                            (205,800)               (612,276)


Cash and cash equivalents at January 1                              1,379,619               1,987,885
                                                                  -----------             -----------


Cash and cash equivalents at March 31                             $ 1,173,819             $ 1,375,609
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

                The financial statements are prepared in conformity with accounting principles generally accepted in the United States
                (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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


(2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 2001 and December 31, 2000 were as follows:

                                                          March 31,         December 31,
                                                            2001                2000
                                                          --------          ------------
Gross lease receivables                                   $865,487            $879,378
Less:
Direct operating payables and accrued expenses             323,216             307,566
Damage protection reserve                                   70,717              99,909
Base management fees payable                               110,143             119,286
Reimbursed administrative expenses                          38,926              49,538
Allowance for doubtful accounts                             42,013              40,616
                                                          --------            --------

Net lease receivables                                     $280,472            $262,463
                                                          ========            ========


                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for each of the three-month periods ended March 31, 2001 and 2000 was as follows:

                                                               Three Months Ended
                                                        --------------------------------
                                                         March 31,             March 31,
                                                           2001                  2000
                                                        ----------            ----------
         Rental revenue (note 4)                        $1,105,738            $1,123,818
         Less:
         Rental equipment operating expenses               186,310               175,068
         Base management fees                               76,669                77,503
         Reimbursed administrative expenses                 50,766                60,703
                                                        ----------            ----------

                                                        $  791,993            $  810,544
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

        The Partnership derives its revenues from leasing marine cargo containers. As of March 31, 2001, the Partnership operated 4,489 twenty-foot, 1,490 forty-foot and 1,747 forty-foot high-cube marine dry cargo containers, 89 twenty-foot and 299 forty-foot refrigerated cargo containers, and 52 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for each of the three-month periods ended March 31, 2001 and 2000 follows:

                                                   Three Months Ended
                                            --------------------------------
                                             March 31,             March 31,
                                               2001                  2000
                                            ----------            ----------
         Dry cargo containers               $  725,607            $  737,971
         Refrigerated containers               345,451               345,220
         Tank containers                        34,680                40,627
                                            ----------            ----------

         Total                              $1,105,738            $1,123,818
                                            ==========            ==========

        Due to the Partnership's lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

                       CRONOS GLOBAL INCOME FUND XVI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(5)     Equipment Debt

        As of March 31, 2001, the Partnership's existing term loan debt was $4,413,150 plus estimated accrued interest of $26,000. On March 30, 2000, the Partnership borrowed $5,043,600 under a term loan for the purpose of acquiring additional equipment. The loan will be repaid in 21 remaining equal quarterly installments plus interest, through May 31, 2006. Interest accrues at the rate of 1.75% above the LIBOR rate which is calculated on the first day of each quarterly interest period. Over the life of the loan, the interest rates ranged from 7.88% to 8.58%. The loan is secured by containers owned by the Partnership, as well as, any income generated in connection with the containers including lease revenue and sales proceeds. A restricted deposit of $750,000 is held in an account with the lender as additional collateral.

        As of March 31, 2001, the estimated fair value of the term loan debt was $4,111,044. The fair value of the term loan has been calculated using the market rates prevailing at April 30, 2001.


                                     ******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between March 31, 2001 and December 31, 2000.

        At March 31, 2001, the Registrant had $1,173,819 in cash and cash equivalents, a decrease of $205,800 from the cash balances at December 31, 2000. Contributing to this decline was the Registrants' results from operations, which were impacted by conditions created by the slowdown in the global economy.

        During the first quarter of 2001, cash from operations equivalent to $210,150 was used to repay principal on the Registrant's existing term loan debt. In addition to a restricted deposit of $750,000 held in an account with the lender as additional collateral, the Registrant has increased its working capital reserves by approximately $300,000, equivalent to one quarter's principal and interest payment.

        The Registrant's operating performance contributed to a 7% increase in net lease receivables at March 31, 2001 when compared to December 31, 2000. The increase is primarily due to a decrease in reimbursable administrative expenses and the provision for damage protection reserve, partially offset by an increase in direct operating payables and accrued expenses.

        The Registrant's cash distribution from operations for the first quarter of 2001 was 8% (annualized) of the limited partners' original capital contributions, unchanged from the fourth quarter of 2000. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.


2) Material changes in the results of operations between the three-month periods ended March 31, 2001 and 2000.

        In the first quarter of 2001, the worldwide demand for containers was significantly impacted by the slowdown in the global economy. These conditions are reflected in the decline of the Registrant's utilization and per-diem rental rates from December 31, 2000 levels. The Leasing Company has implemented a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management.

        Net lease revenue for the three-month period ended March 31, 2001 was $791,993, a decrease of approximately 2% from the same three-month period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 2001 was $1,105,738, reflecting a decrease of 2% from the same three-month period in the prior year. Dry cargo container average per-diem rental rates for the three-month period ended March 31, 2001 declined approximately 3% when compared to the same three-month period in the prior year. Refrigerated container average per-diem rental rates for the three-month period ended March 31, 2001 remained unchanged when compared to the same period in the prior year. Tank container average per-diem rental rates for the three-month period ended March 31, 2001 declined 7% when compared to the same period in the prior year.


                                                                     (Continued)

        The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 2001 and 2000 were as follows:

                                                                     Three Months Ended
                                                                -----------------------------
                                                                March 31,           March 31,
                                                                  2001                 2000
                                                                ---------           ---------
         Average fleet size (measured in twenty-foot
            equivalent units (TEU))
               Dry cargo containers                               10,966                6,815
               Refrigerated containers                               687                  687
               Tank containers                                        52                   52
         Average utilization
               Dry cargo containers                                 76.3%                80.5%
               Refrigerated containers                              96.9%                95.6%
               Tank containers                                      66.3%                75.2%

        Rental equipment operating expenses were 17% of the Registrant's gross lease revenue during the three-month period ended March 31, 2001, as compared to 16% during the same three-month period ended March 31, 2000. This increase was largely attributable to an increase in handling and storage costs associated with fluctuating utilization levels, substantially offset by the decreases in repair and maintenance expense and the provision for doubtful accounts. Interest expense of $89,245 was incurred in the first quarter of 2001 related to the Registrant's term loan obtained during 2000.


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

(a)     Exhibits

            Exhibit
              No.                       Description                            Method of Filing
            -------                     -----------                            ----------------
             3(a)      Limited Partnership Agreement of the Registrant,                *
                       amended and restated as of December 28, 1995

             3(b)      Certificate of Limited Partnership of the                      **
                       Registrant

             10        Form of Leasing Agent Agreement with Cronos                   ***
                       Containers Limited


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.


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



                                       By  /s/ John Kallas
                                           -------------------------------------
                                           John Kallas
                                           Chief Financial Officer and Director
                                           of Cronos Capital Corp. ("CCC")
                                           Principal Financial and Accounting
                                           Officer of CCC


Date: May 15, 2001

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