Form 10-Q
period 2001-06-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 2001-08-14
CIK 1002519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-27496

CRONOS GLOBAL INCOME FUND XVI, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3230380 (I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California 94111

(Address of principal executive offices)	(Zip Code)

(415) 677-8990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [    ].

CRONOS GLOBAL INCOME FUND XVI, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2001

TABLE OF CONTENTS

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets - June 30, 2001 (unaudited) and December 31, 2000	4

	Statements of Operations for the three and six months ended June 30, 2001 and 2000 (unaudited)	5

	Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of June 30, 2001 and December 31, 2000, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Balance Sheets

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents, includes $2,368 at June 30, 2001 and $1,132,938 at December 31, 2000 in interest-bearing accounts	$1,034,446	$1,379,619

Net lease receivables due from Leasing Company (notes 1 and 2)	265,824	262,463

Total current assets	1,300,270	1,642,082

Container rental equipment, at cost	31,807,805	31,851,392

Less accumulated depreciation	8,260,904	7,337,421

Net container rental equipment	23,546,901	24,513,971

Other assets	852,626	868,082

Total assets	$25,699,797	$27,024,135

Liabilities and partners’ capital

Current liabilities:

Interest payable	$21,000	$35,000

Current portion of equipment debt	840,600	840,600

Total current liabilities	861,600	875,600

Equipment debt less current portion	3,362,400	3,782,700

Total liabilities	4,224,000	4,658,300

Partners’ capital (deficit):

General partner	(31,803)	(25,351)

Limited partners	21,507,600	22,391,186

Total partners’ capital	21,475,797	22,365,835

Total liabilities and partners’ capital	$25,699,797	$27,024,135

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net lease revenue (notes 1 and 3)	$686,951	$978,948	$1,478,944	$1,789,492

Other operating expenses:

Depreciation	479,740	463,271	950,029	876,694

Other general and administrative expenses	24,780	23,870	55,422	44,338

	504,520	487,141	1,005,451	921,032

Income from operations	182,431	491,807	473,493	868,460

Other income (loss):

Interest income	13,868	18,146	31,343	41,401

Interest expense	1,848	(137)	2,473	(488)

Net loss on disposal of equipment	(73,271)	(88,469)	(162,516)	(88,469)

	(57,555)	(70,460)	(128,700)	(47,556)

Net income	$124,876	$421,347	$344,793	$820,904

Allocation of net income:

General partner	$25,530	$31,156	$55,290	$62,097

Limited partners	99,346	390,191	289,503	758,807

	$124,876	$421,347	$344,793	$820,904

Limited partners’ per unit share of net income	$0.06	$0.24	$0.18	$0.47

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2001	2000

Net cash provided by operating activities	$1,276,412	$711,889

Cash flows provided by (used in) investing activities:

Proceeds from disposal of equipment	33,546	30,431

Purchase of container rental equipment	—	(5,043,600)

Net cash provided by (used in) investing activities	33,546	(5,013,169)

Cash flows (used in) provided by financing activities:

Proceeds from the issuance of term debt	—	5,043,600

Repayment of term debt	(420,300)	—

Distribution to partners	(1,234,831)	(1,347,088)

Net cash (used in) provided by financing activities	(1,655,131)	3,696,512

Net decrease in cash and cash equivalents	(345,173)	(604,768)

Cash and cash equivalents at January 1	1,379,619	1,987,885

Cash and cash equivalents at June 30	$1,034,446	$1,383,117

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Unaudited Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Leasing Company and Leasing Agent Agreement

Cronos Global Income Fund XVI, L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of California on September 1, 1995, for the purpose of owning and leasing marine cargo containers, special purpose containers and container related equipment worldwide to ocean carriers. To this extent, the Partnership’s operations are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Partnership’s leases generally require all payments to be made in United States currency.

Cronos Capital Corp. (“CCC”) is the general partner and, with its affiliate Cronos Containers Limited (the “Leasing Company”), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with the general partner. The Partnership shall continue until December 31, 2015, unless sooner terminated upon the occurrence of certain events.

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

(b)	Leasing Company and Leasing Agent Agreement

The Partnership has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers and has full discretion over which ocean carriers, and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

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

(d)	Depreciation of Rental Equipment

Effective June 1, 2001, the estimated depreciable life has been changed from a twelve-year life to a fifteen-year life and the estimated salvage value has been changed from 30% to 10% of the original equipment cost. The effect of these depreciation changes is a decrease to net income of approximately $6,300 from June 1 to June 30, 2001.

(e)	Financial Statement Presentation

These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership’s latest annual report on Form 10-K.

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

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 2001 and December 31, 2000 were as follows:

	June 30,	December 31,
	2001	2000

Gross lease receivables	$868,092	$879,378

Less:

Direct operating payables and accrued expenses	384,882	307,566

Damage protection reserve	59,753	99,909

Base management fees payable	105,012	119,286

Reimbursed administrative expenses	12,628	49,538

Allowance for doubtful accounts	39,993	40,616

Net lease receivables	$265,824	$262,463

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for each of the three and six-month periods ended June 30, 2001 and 2000 was as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Rental revenue (note 4)	$1,055,743	$1,231,358	$2,161,481	$2,355,176

Less:

Rental equipment operating expenses	247,964	115,863	434,274	290,931

Base management fees	73,240	77,452	149,909	154,955

Reimbursed administrative expenses	47,588	59,095	98,354	119,798

	$686,951	$978,948	$1,478,944	$1,789,492

(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

The Financial Accounting Standards Board has issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership’s container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

The Partnership derives its revenues from leasing marine cargo containers. As of June 30, 2001, the Partnership operated 4,480 twenty-foot, 1,488 forty-foot and 1,746 forty-foot high-cube marine dry cargo containers, 89 twenty-foot and 299 forty-foot refrigerated cargo containers, and 52 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for each of the three and six-month periods ended June 30, 2001 and 2000 follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Dry cargo containers	$672,351	$835,897	$1,397,958	$1,573,868

Refrigerated containers	345,495	355,011	690,946	700,231

Tank containers	37,897	40,450	72,577	81,077

Total	$1,055,743	$1,231,358	$2,161,481	$2,355,176

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

(5)	Equipment Debt

As of June 30, 2001, the Partnership’s existing term loan debt was $4,203,000 plus estimated accrued interest of $21,000. On March 30, 2000, the Partnership borrowed $5,043,600 under a term loan for the purpose of acquiring additional equipment. The loan will be repaid in 21 remaining equal quarterly installments plus interest, through May 31, 2006. Interest accrues at the rate of 1.75% above the LIBOR rate which is calculated on the first day of each quarterly interest period. Over the life of the loan, the interest rates ranged from 6.94% to 8.58%. The loan is secured by containers owned by the Partnership, as well as, any income generated in connection with the containers including lease revenue and sales proceeds . A restricted deposit of $750,000 is held in an account with the lender as additional collateral.

As of June 30, 2001, the estimated fair value of the term loan debt was $4,178,922. The fair value of the term loan has been calculated using the market rates prevailing at July 31, 2001.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

The Registrant has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers and has full discretion over which ocean carriers, and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership.

In line with the slowdown in worldwide economic growth, demand for dry cargo containers decreased in the first six months of 2001, resulting in a decline of the container leasing industry’s utilization rates to 1999 levels. Transpacific trade, of which a large proportion of the cargo consists of technology related goods, has been largely affected by the slowdown of the US economy. The strength of the US dollar continues to make US goods more expensive and uncompetitive within Asia. For the first time in many years, the aggregate GDP growth rates of the United States, Europe, and Japan have decelerated, contributing to lower utilization rates and higher container inventories throughout the world. Container imbalances for all trade routes involving Asia are expected to continue throughout the remainder of the year. As a result of these increasing world-wide container inventories, the production of new containers has slowed. Although a slowdown of new container production could have both positive short and long term effects for the container leasing industry, a reduction in new containers will not have a significant impact without an easing of current market constraints and a strengthening of the world’s economies. In response to the foregoing, the Leasing Company continues to implement a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management of the Registrant’s fleet.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2001 and June 30, 2000 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Average fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	10,956	9,401	10,961	7,923

Refrigerated containers	687	687	687	687

Tank containers	52	52	52	52

Average Utilization

Dry cargo containers	74%	86%	75%	83%

Refrigerated containers	98%	99%	97%	97%

Tank containers	79%	74%	73%	74%

Dry cargo container average per-diem rental rates for the three and six-month periods ended June 30, 2001 declined approximately 7% and 5%, respectively, when compared to the same periods in the prior year. Refrigerated container average per-diem rental rates for the three-month period ended June 30, 2001 remained unchanged when compared to the same period in the prior year and declined 1% for the six-month period ended June 30, 2001, when compared to the same period in the prior year. Tank container average per-diem rental rates for the three and six-month periods ended June 30, 2001 declined 6% in each of the three and six-month periods of the prior year.

(continued)

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

Income from operations for the three months ended June 30, 2001 was $182,431, compared to $491,807 during the corresponding period of 2000. The decrease was primarily due to the impact of current market constraints on utilization and per-diem rental rates, and their cummulative effect on net lease revenue..

Net lease revenue of $686,951 for the three months ended June 30, 2001 was $291,997, or 30% lower than in the corresponding period of 2000. The decrease was due to a $175,615, or 14% decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s lower per-diem rental rates and a decrease in the fleet’s aggregate utilization rate. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $15,719 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Direct operating expenses increased by $132,101 when compared to the corresponding period in 2000. Contributing to the increase in direct operating expenses were increases in storage, repositioning and repair and maintenance expenses.

Depreciation expense of $479,740 for the three months ending June 30, 2001 was $16,469 higher than the same period in 2000. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase due to depreciation expense of approximately $6,300 since June 1, 2001.

Other general and administrative expenses of $24,780 in the second quarter of 2001 were consistent with the corresponding period of 2000.

Net loss on disposal of equipment was a result of the Registrant disposing of 12 containers during the three-month period ended June 30, 2001, as compared to 11 containers during the same period in 2000. These disposals resulted in a loss of $73,271 for the three-month period ended June 30, 2001, as compared to a loss of $88,469 for the three-month period ended June 30, 2000. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2001 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current market conditions, the Registrant will monitor the carrying value of its containers to determine if they have been permanently impaired.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Income from operations for the six-month period ended June 30, 2001 was $473,493, compared to $868,460 during the corresponding period of 2000. The decrease was primarily due to a $73,335 increase in depreciation expense and a decline in net lease revenue.

Net lease revenue of $1,478,944 for the six-month period ended June 30, 2001 was $310,548, or 17% lower than in the corresponding period of 2000. The decrease was due to a $193,695, or 8% decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s lower per-diem rental rates and a decrease in the fleet’s aggregate utilization rate. Other components of net lease revenue, including management fees and reimbursed administrative expenses were lower by a combined $26,490, when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Direct operating expenses increased $143,343 when compared to the corresponding period in 2000. Contributing to the increase in direct operating expenses were increases in storage, repositioning, and repair and maintenance expenses.

Depreciation expense of $950,029 for the six-month period ending June 30, 2001, was $73,335 higher than the same period in 2000.

Other general and administrative expenses increased to $55,422 during the six-month period ended June 30, 2001, from $44,338 in the corresponding period of 2000, representing an increase of $11,084 from the same period in 2000. Contributing to this increase were professional fees and costs related to investor communications.

(continued)

Net loss on disposal of equipment was a result of the Registrant disposing of 17 containers during the first six months of 2001 as compared to 18 containers during the first six months of 2000. These disposals resulted in a loss of $162,516 for the six-month period ended June 30, 2001, as compared to a loss of $88,469 for the six-month period ended June 30, 2000.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $1,276,412 and $711,889 during the first six months of 2001 and 2000, respectively. The net cash generated in 2001 included earnings from operations, and $4,868 in net lease receivable due from the leasing company. The net cash generated in 2000 reflected earnings from operations together with $1,134,729 in net lease receivables due from the Leasing Company.

Cash from Investing Activities: Net cash provided by investing activities was $33,546 in the first six months of 2000. This amount represented sales proceeds generated from the sale of container equipment. Net cash used in investing activities was $5,013,169 in the first six months of 2000. This amount was comprised of $5,043,600 used to purchase container rental equipment, combined with sales proceeds generated from the sale of container equipment.

Cash from Financing Activities: Net cash used in financing activities was $1,655,131 during the first six months of 2001. This amount was comprised of distributions to the Registrant’s general and limited partners totaling $1,234,831, and the repayment of the Registrant’s term debt in the amount of $420,000. In comparison, financing activities provided cash of $3,696,512 during the first six months of 2000. This change was a result of $5,043,600 in proceeds from the issuance of term debt, partially offset by distributions of $1,347,088 to the Registrant’s general and limited partners. The Registrant’s fleet size, as well as current market conditions, may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals Additionally, the Registrant’s term debt is secured by the containers owned by Registrant, as well as any income generated in connection with the containers including, lease revenue and sales proceeds. The provider of the debt is subrogated to all of the Registrant’s interest, rights and remedies in respect to this collateral, which could further impact distributions to the general and limited partners should market conditions continue to deteriorate.

Capital Resources

Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relied primarily on container rental receipts to service its term debt, make distributions to its general and limited partners, and finance current operating needs. No credit lines are maintained to finance working capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange rate risk: Substantially all of the Registrant’s revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging. From time to time, the Leasing Company hedges a portion of the expenses that are predictable and are principally in UK pounds sterling. As exchange rates are outside of the control of the Company, there can be no assurance that such fluctuations will not adversely effect its results of operations and financial condition.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 28, 1995	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CRONOS GLOBAL INCOME FUND XVI, L.P.

By	Cronos Capital Corp. The General Partner

By	/s/ Dennis J. Tietz

Dennis J. Tietz President and Director of Cronos Capital Corp. (“CCC”) Principal Executive Officer of CCC

By	/s/ John Kallas

John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 14, 2001

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 28, 1995	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)