Form 10-Q
period 2001-09-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 2001-11-14
CIK 1002519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 0-27496

CRONOS GLOBAL INCOME FUND XVI, L.P.
(Exact name of registrant as specified in its charter)

California	94-3230380

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California	94111

(Address of principal executive offices)	(Zip Code)

(415) 677-8990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       ✓      . No               .

CRONOS GLOBAL INCOME FUND XVI, L.P.

Report on Form 10-Q for the Quarterly Period
Ended September 30, 2001

		PAGE
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — September 30, 2001 and December 31, 2000 (unaudited)	4

	Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (unaudited)	5

	Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Presented herein are the Registrant’s balance sheets as of September 30, 2001 and December 31, 2000, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2001	2000

Assets

Current assets:

Cash and cash equivalents, includes $1,112,928 at September 30, 2001 and $1,132,938 at December 31, 2000 in interest-bearing accounts	$1,127,928	$1,379,619

Net lease receivables due from Leasing Company (notes 1 and 2)	249,525	262,463

Total current assets	1,377,453	1,642,082

Container rental equipment, at cost	31,767,695	31,851,392

Less accumulated depreciation	8,732,124	7,337,421

Net container rental equipment	23,035,571	24,513,971

Other assets	847,317	868,082

Total assets	$25,260,341	$27,024,135

Liabilities and partners’ capital

Current liabilities:

Interest payable	$17,662	$35,000

Current portion of equipment debt	840,600	840,600

Total current liabilities	858,262	875,600

Equipment debt less current portion	3,152,250	3,782,700

Total liabilities	4,010,512	4,658,300

Partners’ capital (deficit):

General partner	(30,818)	(25,351)

Limited partners	21,280,647	22,391,186

Total partners’ capital	21,249,829	22,365,835

Total liabilities and partners’ capital	$25,260,341	$27,024,135

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net lease revenue (notes 1 and 3)	$703,834	$829,493	$2,182,778	$2,618,985

Other operating expenses:

Depreciation	488,179	467,221	1,438,208	1,343,915

Other general and administrative expenses	17,955	15,236	73,377	59,574

	506,134	482,457	1,511,585	1,403,489

Income from operations	197,700	347,036	671,193	1,215,496

Other income (loss):

Interest income	10,346	17,724	41,689	59,125

Interest expense	(58,422)	(108,460)	(220,938)	(196,929)

Net gain (loss) on disposal of equipment	3,278	(3,985)	5,751	(4,473)

	(44,798)	(94,721)	(173,498)	(142,277)

Net income	$152,902	$252,315	$497,695	$1,073,219

Allocation of net income:

General partner	$19,929	$29,504	$75,218	$91,601

Limited partners	132,973	222,811	422,477	981,618

	$152,902	$252,315	$497,695	$1,073,219

Limited partners’ per unit share of net income	$0.08	$0.14	$0.26	$0.61

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2001	2000

Net cash provided by operating activities	$1,926,758	$1,915,533

Cash flows provided by (used in) investing activities:

Proceeds from disposal of equipment	65,702	46,119

Purchase of container rental equipment	—	(5,101,900)

Acquisition fees paid to general partner	—	(2,915)

Net cash provided by (used in) investing activities	65,702	(5,058,696)

Cash flows (used in) provided by financing activities:

Proceeds from the issuance of term debt	—	5,043,600

Repayment of term debt	(630,450)	(210,150)

Distribution to partners	(1,613,701)	(2,020,632)

Net cash (used in) provided by financing activities	(2,244,151)	2,812,818

Net decrease in cash and cash equivalents	(251,691)	(330,345)

Cash and cash equivalents at January 1	1,379,619	1,987,885

Cash and cash equivalents at September 30	$1,127,928	$1,657,540

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

Effective June 1, 2001, the estimated depreciable life has been changed from a twelve-year life to a fifteen-year life and the estimated salvage value has been changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $25,600 from June 1 to September 30, 2001.

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

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 2001 and December 31, 2000 were as follows:

	September 30,	December 31,
	2001	2000

Gross lease receivables	$853,225	$879,378

Less:

Direct operating payables and accrued expenses	379,029	307,566

Damage protection reserve	57,107	99,909

Base management fees payable	105,188	119,286

Reimbursed administrative expenses	22,867	49,538

Allowance for doubtful accounts	39,509	40,616

Net lease receivables	$249,525	$262,463

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2001 and 2000 was as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Rental revenue (note 4)	$1,068,741	$1,241,240	$3,230,222	$3,596,416

Less:

Rental equipment operating expenses	242,034	281,781	676,308	572,712

Base management fees	73,949	85,261	223,858	240,216

Reimbursed administrative expenses	48,924	44,705	147,278	164,503

	$703,834	$829,493	$2,182,778	$2,618,985

(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of September 30, 2001, the Partnership operated 4,478 twenty-foot, 1,487 forty-foot and 1,745 forty-foot high-cube marine dry cargo containers, 89 twenty-foot and 298 forty-foot refrigerated cargo containers, and 52 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2001 and 2000 follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Dry cargo containers	$679,893	$843,285	$2,077,851	$2,417,154

Refrigerated containers	346,923	362,374	1,037,869	1,062,605

Tank containers	41,925	35,581	114,502	116,657

Total	$1,068,741	$1,241,240	$3,230,222	$3,596,416

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

(5)	Equipment Debt

As of September 30, 2001, the Partnership’s existing term loan debt was $3,992,850 plus estimated accrued interest of $17,662. On March 30, 2000, the Partnership borrowed $5,043,600 under a term loan for the purpose of acquiring additional equipment. The loan will be repaid in 19 remaining equal quarterly installments plus interest, through May 31, 2006. Interest accrues at the rate of 1.75% above the LIBOR rate which is calculated on the first day of each quarterly interest period. Over the life of the loan, the interest rates have ranged from 5.75% to 8.58%. The loan is secured by containers owned by the Partnership, as well as any income generated in connection with the containers including lease revenue and sales proceeds. A restricted deposit of $750,000 is held in an account with the lender as additional collateral.

As of September 30, 2001, the estimated fair value of the term loan debt was $3,966,237. The fair value of the term loan has been calculated using the market rates prevailing at October 31, 2001.

(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Unaudited Financial Statements

(6)	New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for all fiscal years beginning after June 15, 2002. This standard requires a company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. During October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, but retains its fundamental provisions relating to the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long lived assets to be disposed of by sale. The Registrant has not yet determined the effect of adoption of either SFAS 143 or SFAS 144 on its financial position and results of operations.

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

The demand for dry cargo containers has continued to be adversely affected by the slowdown in the global economy and the resulting excess supply of containers. The terrorist attacks of September 11, 2001 resulted in further disruptions of global business activities and raised further questions as to the short-term direction of the global economy. Transpacific trade, a large proportion of which consists of technology-related goods, has been largely affected by the slowdown of the US economy. For the first time in many years, the aggregate GDP growth rates of the United States, Europe, and Japan have decelerated, contributing to lower utilization rates and higher container inventories throughout the world. Container imbalances for all trade routes involving Asia are expected to continue throughout the remainder of the year and through the first half of 2002. As a result of the increasing container inventories worldwide, the production of new containers has declined. Although a slowdown in new container production could have positive short and long-term effects for the container leasing industry, a reduction in new containers will not have a significant impact without an easing of current market constraints and a strengthening of the world’s economies. In response to the foregoing, the Leasing Company continues to implement a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management of the Registrant’s fleet.

The Registrant’s average fleet size and utilization rates for the three and nine-month periods ended September 30, 2001 and September 30, 2000 were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Average fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	10,945	10,837	10,956	8,797

Refrigerated containers	686	687	687	687

Tank containers	52	52	52	52

Average Utilization

Dry cargo containers	74%	86%	75%	84%

Refrigerated containers	98%	98%	97%	98%

Tank containers	83%	66%	76%	72%

Dry cargo container average per-diem rental rates for the three and nine-month periods ended September 30, 2001 declined approximately 10% and 5%, respectively, when compared to the same periods in the prior year. Refrigerated container average per-diem rental rates for the three and nine-month periods ended September 30, 2001 declined approximately 3% and 1%, respectively, when compared to the same periods in the prior year. Tank container average per-diem rental rates for the three and nine-month periods ended September 30, 2001 declined approximately 3% and 4%, respectively, when compared to the same periods of the prior year.

(continued)

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Income from operations for the three months ended September 30, 2001 was $197,700, as compared to $347,036 during the corresponding period of 2000. The decrease was primarily due to the impact of current market constraints on utilization and per-diem rental rates, and their cumulative effect on net lease revenue.

Net lease revenue of $703,834 for the three months ended September 30, 2001 was $125,659 lower than in the corresponding period of 2000. The decrease was due to a $172,499 decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s lower per-diem rental rates and a decrease in the fleet’s aggregate utilization rate. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $7,093 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Direct operating expenses decreased by $39,747 when compared to the corresponding period in 2000. Contributing to the decrease in direct operating expenses were decreases in repair and maintenance expenses.

Depreciation expense of $488,179 for the three months ended September 30, 2001 was $20,958 higher than the same period in 2000. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $19,400 for the three months ended September 30, 2001.

Other general and administrative expenses increased to $17,955 in the third quarter of 2001, from $15,236 in the corresponding period of 2000, representing an increase of $2,719 from the same period in 2000. Contributing to this increase were costs related to investor communications.

Net gain on disposal of equipment was a result of the Registrant disposing of 5 containers during the three-month period ended September 30, 2001. Similarly, seven containers were disposed of during the same period in 2000. These disposals resulted in a gain of $3,278 for the three-month period ended September 30, 2001, as compared to a loss of $3,985 for the three-month period ended September 30, 2000. The Registrant believes that the net gain on container disposals in the three-month period ended September 30, 2001 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current world events and market conditions, the Registrant is re-evaluating its asset impairment criteria.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Income from operations for the nine-month period ended September 30, 2001 was $671,193, as compared to $1,215,496 during the corresponding period of 2000. The decrease was primarily due to a $94,293 increase in depreciation expense and a decline in net lease revenue.

Net lease revenue of $2,182,778 for the nine-month period ended September 30, 2001 was $436,207 lower than in the corresponding period of 2000. The decrease was due to a $366,194 decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s lower per-diem rental rates and a decrease in the fleet’s aggregate utilization rate. Other components of net lease revenue, including management fees and reimbursed administrative expenses were lower by a combined $33,583, when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Direct operating expenses increased $103,596 when compared to the corresponding period in 2000. Contributing to the increase in direct operating expenses were increases in storage and repositioning.

(continued)

Depreciation expense of $1,438,208 for the nine-month period ended September 30, 2001, was $94,293 higher than the same period in 2000. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these depreciation changes was an increase in depreciation expense of approximately $25,600 from June 1 to September 30, 2001.

Other general and administrative expenses increased to $73,377 during the nine-month period ended September 30, 2001, from $59,574 in the corresponding period of 2000, representing an increase of $13,803 from the same period in 2000. Contributing to this increase were costs related to investor communications, partially offset by a decrease in professional fees.

Net gain (loss) on disposal of equipment was a result of the Registrant disposing of 22 containers during the first nine months of 2001 as compared to 7 containers during the first nine months of 2000. These disposals resulted in a gain of $5,751 for the nine-month period ended September 30, 2001, as compared to a loss of $4,473 for the nine-month period ended September 30, 2000.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $1,926,758 and $1,915,533 during the first nine months of 2001 and 2000, respectively. The net cash generated in 2001 included earnings from operations, and $15,875 in net lease receivable due from the leasing company. The net cash generated in 2000 reflected earnings from operations.

Cash from Investing Activities: Net cash provided by investing activities was $65,702 in the first nine months of 2001. This amount represented sales proceeds generated from the sale of container equipment. Net cash used in investing activities was $5,058,696 in the first nine months of 2000. This amount was comprised of $5,101,900 used to purchase container rental equipment, combined with sales proceeds generated from the sale of container equipment.

Cash from Financing Activities: Net cash used in financing activities was $2,244,151 during the first nine months of 2001. This amount was comprised of distributions to the Registrant’s general and limited partners totaling $1,613,701, and the repayment of the Registrant’s term debt in the amount of $630,450. In comparison, financing activities provided cash of $2,812,818 during the first nine months of 2000. This change was a result of $5,043,600 in proceeds from the issuance of term debt, offset by distributions of $2,020,632 to the Registrant’s general and limited partners and repayment of term debt of $210,150. The Registrant’s fleet size, as well as current market conditions, may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals. Additionally, the Registrant’s term debt is secured by the containers owned by Registrant, as well as any income generated in connection with the containers including, lease revenue and sales proceeds. The provider of the debt is subrogated to all of the Registrant’s interest, rights and remedies in respect to this collateral, which could further impact distributions to the general and limited partners should market conditions continue to deteriorate.

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

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

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

Date: November 14, 2001

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