Form 10-Q
period 2002-03-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 2002-05-13
CIK 1002519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission file number 0-27496

CRONOS GLOBAL INCOME FUND XVI, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3230380 (I.R.S. Employer Identification No.)

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
Ended March 31, 2002

		PAGE

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — March 31, 2002 and December 31, 2001 (unaudited)	4

	Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited)	5

	Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	16

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of March 31, 2002 and December 31, 2001, statements of operations for the three months ended March 31, 2002 and 2001, and statements of cash flows for the three months ended March 31, 2002 and 2001.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents, includes $1,031,797 at March 31, 2002 and $1,280,929 at December 31, 2001 in interest-bearing accounts	$1,048,094	$1,295,929
Net lease receivables due from Leasing Company (notes 1 and 2)	302,254	222,804

Total current assets	1,350,348	1,518,733

Container rental equipment, at cost	31,745,081	31,734,297
Less accumulated depreciation	9,683,350	9,205,547

Net container rental equipment	22,061,731	22,528,750

Other assets	831,211	842,007

Total assets	$24,243,290	$24,889,490

Liabilities and partners’ capital
Current liabilities:
Interest payable	$—	$12,136
Current portion of equipment debt	700,500	840,600

Total current liabilities	700,500	852,736
Equipment debt less current portion	2,661,900	2,942,100

Total liabilities	3,362,400	3,794,836

Partners’ capital (deficit):
General partner	(26,820)	(27,315)
Limited partners	20,907,710	21,121,969

Total partners’ capital	20,880,890	21,094,654

Total liabilities and partners’ capital	$24,243,290	$24,889,490

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net lease revenue (notes 1 and 3)	$654,915	$791,993
Other operating income (expenses):
Depreciation	(494,216)	(470,289)
Other general and administrative expenses	(17,816)	(30,642)
Net gain on disposal of equipment	2,658	625

	(509,374)	(500,306)

Income from operations	145,541	291,687
Other income (expense):
Interest income	5,830	17,475
Interest expense	(35,380)	(89,245)

	(29,550)	(71,770)

Net income	$115,991	$219,917

Allocation of net income:
General partner	$16,982	$29,760
Limited partners	99,009	190,157

	$115,991	$219,917

Limited partners’ per unit share of net income	$0.06	$0.12

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Statements of Cash Flows

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net cash provided by operating activities	$486,210	$656,154
Cash flows provided by investing activities:
Proceeds from disposal of equipment	16,010	21,741
Cash flows used in financing activities:
Repayment of term debt	(420,300)	(210,150)
Distribution to partners	(329,755)	(673,545)

Net cash used in financing activities	(750,055)	(883,695)

Net decrease in cash and cash equivalents	(247,835)	(205,800)
Cash and cash equivalents at January 1	1,295,929	1,379,619

Cash and cash equivalents at March 31	$1,048,094	$1,173,819

Supplementary disclosures of cash flow information:
Cash paid during the period for interest	$69,732	$98,245

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

Cronos Capital Corp. (“CCC”) is the general partner and, with its affiliate Cronos Containers Limited (the “Leasing Company”), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with CCC. The Partnership shall continue until December 31, 2015, unless sooner terminated upon the occurrence of certain events.

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

(b)	Leasing Company and Leasing Agent Agreement

A Leasing Agent Agreement exists between the Partnership and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers and has full discretion over which ocean carriers, and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

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

(d)	Container Rental Equipment

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Because the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three-month periods ended March 31, 2002 and 2001.

Container rental equipment is depreciated using the straight-line basis. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $20,700 from January 1 to March 31, 2002.

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

(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at March 31, 2002 and December 31, 2001 were as follows:

	March 31,	December 31,
	2002	2001

Gross lease receivables	$918,683	$793,868
Less:
Direct operating payables and accrued expenses	385,626	365,435
Damage protection reserve	42,382	47,883
Base management fees payable	135,354	102,576
Reimbursed administrative expenses	13,845	16,328
Allowance for doubtful accounts	39,222	38,842

Net lease receivables	$302,254	$222,804

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 2002 and 2001 was as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Rental revenue (note 4)	$1,003,464	$1,105,738
Less:
Rental equipment operating expenses	232,926	186,310
Base management fees	68,972	76,669
Reimbursed administrative expenses	46,651	50,766

Net lease revenue	$654,915	$791,993

(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership’s container fleet as a homogenous unit and has determined, that as such it has a single reportable operating segment.

The Partnership derives its revenues from leasing marine cargo containers. As of March 31, 2002, the Partnership operated 4,466 twenty-foot, 1,485 forty-foot and 1,742 forty-foot high-cube marine dry cargo containers, 89 twenty-foot and 299 forty-foot refrigerated cargo containers, and 52 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three-month period ended March 31, 2002 and 2001 follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Dry cargo containers	$654,949	$725,607
Refrigerated containers	311,694	345,451
Tank containers	36,821	34,680

Total	$1,003,464	$1,105,738

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information.

(5)	Equipment Debt

As of March 31, 2002, the Partnership’s existing term loan debt was $3,362,400, plus prepaid interest of $22,216. On March 30, 2000, the Partnership borrowed $5,043,600 under a term loan for the purpose of acquiring additional equipment. The loan will be repaid in 16 remaining equal quarterly installments plus interest, through May 31, 2006. Interest accrues at the rate of 1.75% above the LIBOR rate which is calculated on the first day of each quarterly interest period. Over the life of the loan, the interest rates have ranged from 3.65% to 8.58%. The loan is secured by containers owned by the Partnership, as well as any income generated in connection with the containers including lease revenue and sales proceeds. A restricted deposit of $750,000 is held in an account with the lender as additional collateral.

As of March 31, 2002, the estimated fair value of the term loan debt was $3,313,859. The fair value of the term loan has been calculated using the market rates prevailing at February 28, 2002.

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

* * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

A Leasing Agent Agreement (“Agreement”) exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers and has full discretion over which ocean carriers, and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At March 31, 2002, 99% of the original equipment remained in the Registrant’s fleet, unchanged from December 31, 2001. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at March 31, 2002.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers

			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter

Containers on lease:
Master lease	2,098	505	621	27	81	13
Term lease (1-5 years)	1,226	607	829	48	214	24

Subtotal	3,324	1,112	1,450	75	295	37
Containers off lease	1,142	373	292	14	4	15

Total container fleet	4,466	1,485	1,742	89	299	52

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers

					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot		24,000-Liter

	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	4,553	100%	1,500	100%	1,750	100%	90	100%	300	100%	52	100%
Less disposals	87	2%	15	1%	8	1%	1	1%	1	1%	—	—%

Remaining fleet at March 31, 2002	4,466	98%	1,485	99%	1,742	99%	89	99%	299	99%	52	100%

During 2001, demand for dry cargo containers was adversely affected by the slowdown in the global economy resulting in an excess supply of containers in many locations. As a result of increasing worldwide container inventories during 2001, cautious forecasts for global economic recovery and a reduction in the level of capital available for new production, the demand for new container production declined. Accordingly, prices for new containers reached historic lows, creating further downward pressure on lease per-diem rates and container residual values.

At the end of 2001, the Registrant, CCC and the Leasing Company viewed this slowdown in new container production as having positive short and long-term effects for the container leasing industry. During the first quarter of 2002, the reduction in the level of funding for new container production, as well as a general improvement in the world’s economic climate, contributed to a decline in the level of off-hire container inventories for both leasing companies and shipping lines. During this period, the Registrant experienced an increase in demand for its dry cargo containers. The average monthly utilization of the Registrant’s dry cargo fleet increased from 74% in December 2001 to 77% in March 2002. At April 30, 2002, utilization of the Registrant’s dry cargo fleet had increased to approximately 80%. However, lease per-diem rates, which are influenced by new container prices and borrowing rates, remain depressed. An improvement in lease per-diem rates is not expected until new container prices increase to much higher levels. The Registrant, CCC and the Leasing Company expect the demand for cargo containers to continue to strengthen into the second quarter of 2002. The Leasing Company, on behalf of the Registrant, will seek to exploit the improving demand by repositioning off-hire equipment to locations of greatest demand and by pursuing leasing opportunities through the Leasing Company’s global marketing network. Continued improvement throughout the latter part of 2002 will be dependent on the recovery and sustained growth of the global economy.

(Continued)

Despite recent improvements in container leasing market conditions, the effect of the slowdown in global economic conditions on the container leasing industry’s customers, the shipping lines, coupled with their acquisition of new, larger container ships, have created a condition of excess shipping capacity. The uncertainty over the financial strength of the shipping industry appears to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, with the expectation that some shipping lines, especially those involved with trans-Pacific trade, may experience financial difficulty, insolvency, or consolidation and ultimately influence the demand for leased containers. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

The Registrant’s average fleet size and utilization rates for the three-month periods ended March 31, 2002 and March 31, 2001 were as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	10,923	10,966
Refrigerated containers	686	687
Tank containers	52	52
Average utilization rates
Dry cargo containers	74%	76%
Refrigerated containers	95%	97%
Tank containers	75%	66%

Dry cargo container average per-diem rental rates for the three month period ended March 31, 2002 declined approximately 15% when compared to the same period in the prior year. Refrigerated container average per-diem rental rates for the three month period ended March 31, 2002 declined approximately 8%, when compared to the same period in the prior year. Tank container average per-diem rental rates for the three month period ended March 31, 2002 declined approximately 10%, when compared to the same period of the prior year.

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

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Income from operations for the three months ended March 31, 2002 was $145,541, as compared to $291,687 during the corresponding period of 2001. The decrease was primarily due to the cumulative effect of the impact of current market constraints on utilization and per-diem rental rates.

Net lease revenue of $654,915 for the three months ended March 31, 2002 was $137,078 lower than in the corresponding period of 2001. The decrease was due to a $102,274 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was impacted by the Registrant’s lower per-diem rental rates and a decrease in the fleet’s aggregate utilization rate. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $11,812 when compared to the corresponding period in 2001, and partially offset the decline in gross lease revenue. Rental equipment operating expenses increased by $46,616 when compared to the corresponding period in 2001. The increase in rental equipment operating expense was attributable to the Registrant’s lower dry cargo container utilization rate for the three months ended 2002, and its impact on activity based expenses such as storage, handling and repair and maintenance.

(Continued)

Depreciation expense of $494,216 for the three months ended March 31, 2002 was $23,927 higher than the same period in 2001. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $20,700 for the three-month period ended March 31, 2002.

Other general and administrative expenses decreased to $17,816 in the first quarter of 2002, from $30,642 in the corresponding period of 2001, representing a decrease of $12,826 from the same period in 2001. Contributing to this decline were legal costs and net exchange rate losses.

Net gain on disposal of equipment was a result of the Registrant disposing of four containers during the three-month period ended March 31, 2002. Similarly, five containers were disposed of during the same period in 2001. These disposals resulted in a net gain of $2,658 and $625 for the three-month periods ended March 31, 2002 and 2001, respectively. The Registrant believes that the net gain on container disposals in the three-month period ended March 31, 2002 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during the three-month periods ended March 31, 2002 and 2001.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $486,210 and $656,154 during the first three months of 2002 and 2001, respectively, primarily generated from the billing and collections of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the three-month periods ended March 31, 2002 and 2001 included sales proceeds generated from the sale of rental equipment of $16,010 and $21,741, respectively.

Cash from Financing Activities: Net cash used in financing activities was $750,055 during the first three months of 2002. This amount was comprised of distributions to the Registrant’s general and limited partners totaling $329,755, and the repayment of the Registrant’s term debt in the amount of $420,300. In comparison, financing activities provided cash of $883,695 during the first three months of 2001. This amount was comprised of distributions to the Registrant’s general and limited partners totaling $673,545 and the repayment of term debt totaling $210,150. The loan, due to expire in the year 2006, is scheduled to be repaid in 16 remaining quarterly installments from the Registrant’s cash generated from operations. Additionally, as a condition to the loan’s initial closing, the Registrant was required to place a restricted deposit of $750,000 in an account with the lender. Interest on this deposit is remitted to the Registrant on a quarterly basis. This deposit is reflected as part of the Registrant’s Other Assets.

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

(Continued)

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

Interest rate risk: Outstanding borrowings are subject to interest rate risk. At March 31, 2002, 100% of total borrowings had floating interest rates. The Registrant conducted an analysis of variable interest rate borrowing to determine its sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to market rates, the expected effect would not significantly reduce annual cash flows of the Registrant.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 28, 1995	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CRONOS GLOBAL INCOME FUND XVI, L.P.

By	Cronos Capital Corp. The General Partner

By	/s/ Dennis J. Tietz Dennis J. Tietz President and Director of Cronos Capital Corp. (“CCC”) Principal Executive Officer of CCC

By	/s/ John Kallas John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: May 10, 2002

EXHIBIT INDEX

Exhibit
No	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 28, 1995	*

3(b)	Certificate of Limited Partnership of the Registrant Form of Leasing Agent Agreement with Cronos	**

10	Containers Limited	***

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)