Form 10-Q
period 2002-06-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 2002-08-14
CIK 1002519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-27496

CRONOS GLOBAL INCOME FUND XVI, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3230380 (I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California (Address of principal executive offices)	94111 (Zip Code)

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
Ended June 30, 2002

		PAGE

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets — June 30, 2002 and December 31, 2001 (unaudited)	4
	Statements of Operations for the three and six months ended June 30, 2002 and 2001 (unaudited)	5
	Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	17

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Presented herein are the Registrant’s balance sheets as of June 30, 2002 and December 31, 2001, statements of operations for the three and six months ended June 30, 2002 and 2001, and statements of cash flows for the six months ended June 30, 2002 and 2001.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents, includes $1,224,593 at June 30, 2002 and $1,280,929 at December 31, 2001 in interest-bearing accounts	$1,347,519	$1,295,929
Net lease receivables due from Leasing Company (notes 1 and 2)	301,983	222,804

Total current assets	1,649,502	1,518,733

Container rental equipment, at cost	31,685,515	31,734,297
Less accumulated depreciation	10,144,595	9,205,547

Net container rental equipment	21,540,920	22,528,750

Other assets	831,394	842,007

Total assets	$24,021,816	$24,889,490

Liabilities and partners’ capital
Current liabilities:
Interest payable	$10,454	$12,136
Current portion of equipment debt	840,600	840,600

Total current liabilities	851,054	852,736
Equipment debt less current portion	2,521,800	2,942,100

Total liabilities	3,372,854	3,794,836

Partners’ capital (deficit):
General partner	(22,198)	(27,315)
Limited partners	20,671,160	21,121,969

Total partners’ capital	20,648,962	21,094,654

Total liabilities and partners’ capital	$24,021,816	$24,889,490

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net lease revenue (notes 1 and 3)	$638,645	$686,951	$1,293,559	$1,478,944
Other operating expenses:
Depreciation	481,815	479,740	976,031	950,029
Other general and administrative expenses	19,743	24,780	37,559	55,422
Net gain on disposal of equipment	7,012	1,848	9,670	2,473

Income from operations	144,099	184,279	289,639	475,966
Other (expense) income:
Interest income	5,038	13,868	10,868	31,343
Interest expense	(31,392)	(73,271)	(66,772)	(162,516)

	(26,354)	(59,403)	(55,904)	(131,173)

Net income	$117,745	$124,876	$233,735	$344,793

Allocation of net income:
General partner	$21,029	$25,530	$38,011	$55,290
Limited partners	96,716	99,346	195,724	289,503

	$117,745	$124,876	$233,735	$344,793

Limited partners’ per unit share of net income	$0.06	$0.06	$0.12	$0.18

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2002	2001

Net cash provided by operating activities	$1,084,564	$1,276,412
Cash flows provided by investing activities:
Proceeds from disposal of equipment	66,753	33,546
Cash flows used in financing activities:
Repayment of term debt	(420,300)	(420,300)
Distribution to partners	(679,427)	(1,234,831)

Net cash used in financing activities	(1,099,727)	(1,655,131)

Net increase (decrease) in cash and cash equivalents	51,590	(345,173)
Cash and cash equivalents at January 1	1,295,929	1,379,619

Cash and cash equivalents at June 30	$1,347,519	$1,034,446

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and six-month periods ended June 30, 2002 and 2001.

Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Container rental equipment is depreciated using the straight-line basis. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $12,600 and $33,300 for the respective three and six-month periods ended June 30, 2002 and an increase of approximately $6,300 for the three and six-month periods ended June 30, 2001.

(e)	Use of Estimates

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

The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to determine the adequacy of the carrying value of container rental equipment in accordance with SFAS No. 144. Considerable judgement is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

(f)	Financial Statement Presentation

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

(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2002 and December 31, 2001 were as follows:

	June 30,	December 31,
	2002	2001

Gross lease receivables	$863,917	$793,868
Less:
Direct operating payables and accrued expenses	361,957	365,435
Damage protection reserve	44,169	47,883
Base management fees payable	100,838	102,576
Reimbursed administrative expenses	14,752	16,328
Allowance for doubtful accounts	40,218	38,842

Net lease receivables	$301,983	$222,804

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2002 and 2001 was as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Rental revenue (note 4)	$1,007,241	$1,055,743	$2,010,705	$2,161,481
Less:
Rental equipment operating expenses	250,626	247,964	483,552	434,274
Base management fees	69,710	73,240	138,682	149,909
Reimbursed administrative expenses	48,260	47,588	94,912	98,354

Net lease revenue	$638,645	$686,951	$1,293,559	$1,478,944

(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of June 30, 2002, the Partnership operated 4,461 twenty-foot, 1,484 forty-foot and 1,742 forty-foot high-cube marine dry cargo containers, 88 twenty-foot and 298 forty-foot high-cube refrigerated cargo containers, and 52 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three-month period ended June 30, 2002 and 2001 follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Dry cargo containers	$658,672	$672,351	$1,313,621	$1,397,958
Refrigerated containers	316,689	345,495	628,381	690,946
Tank containers	31,880	37,897	68,703	72,577

Total	$1,007,241	$1,055,743	$2,010,705	$2,161,481

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information.

(5)	Equipment Debt

As of June 30, 2002, the Partnership’s existing term loan debt was $3,362,400, plus estimated accrued interest of $10,454. On March 30, 2000, the Partnership borrowed $5,043,600 under a term loan for the purpose of acquiring additional equipment. The loan will be repaid in 16 remaining equal quarterly installments plus interest, through May 31, 2006. Interest accrues at the rate of 1.75% above the LIBOR rate which is calculated on the first day of each quarterly interest period. Over the life of the loan, the interest rates have ranged from 3.65% to 8.58%. The loan is secured by containers owned by the Partnership, as well as any income generated in connection with the containers including lease revenue and sales proceeds. A restricted deposit of $750,000 is held in an account with the lender as additional collateral.

As of June 30, 2002, the estimated fair value of the term loan debt was $3,344,151. The fair value of the term loan has been calculated using the market rates prevailing at May 31, 2002.

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

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Registrant believes that SFAS 146 will not have a significant impact on its financial position or results of operations.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

A Leasing Agent Agreement (“Agreement”) exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers and has full discretion over which ocean carriers, and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2002, 99% of the original equipment remained in the Registrant’s fleet, unchanged from December 31, 2001. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2002.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers

			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter

Containers on lease:
Master lease	2,253	537	686	31	79	14
Term lease (1-5 years)	1,409	651	864	54	216	22

Subtotal	3,662	1,188	1,550	85	295	36
Containers off lease	799	296	192	3	3	16

Total container fleet	4,461	1,484	1,742	88	298	52

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers

					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot		24,000-Liter

	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	4,553	100%	1,500	100%	1,750	100%	90	100%	300	100%	52	100%
Less disposals	92	2%	16	1%	8	1%	2	2%	2	1%	0	0%

Remaining fleet at June 30, 2002	4,461	98%	1,484	99%	1,742	99%	88	98%	298	99%	52	100%

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

At the end of 2001, the Registrant, CCC and the Leasing Company viewed this slowdown in new container production as having positive short and long-term affects for the container leasing industry. During the first six months of 2002, a general improvement in the world’s economic climate, combined with reduced funding for new container production, contributed to container shortfalls in many Asian locations and a corresponding increase in the demand for existing, older containers. The surge in demand experienced during the first six months of 2002 was a primary factor in reducing off-hire container inventories primarily in Asia, and to a lesser extent Europe and North America. During the first six months of 2002, the average monthly utilization of the Registrant’s dry cargo fleet increased from 75% for December 2001 to 83% for June 2002. However, lease per-diem rates, which are influenced by new container prices and borrowing rates, continued to remain depressed. An improvement in lease per-diem rates is not expected until new container prices increase to much higher levels. The Registrant, CCC and the Leasing Company expect the current level of demand for cargo containers to continue into the third quarter of 2002; however, a moderate or slowly-developing economic recovery in the US and other world economies, as well as an increase in new container production, may temper the current demand for leased containers. The Leasing Company, on behalf of the Registrant, will seek to exploit the current demand for leased containers by repositioning off-hire

(Continued)

equipment to locations of greatest demand and by pursuing leasing opportunities through the Leasing Company’s global marketing network.

Despite recent improvements in container leasing market conditions, the effect of the slowdown in global economic conditions on the container leasing industry’s customers, the shipping lines, coupled with their acquisition of new, larger container ships, have created a condition of excess shipping capacity. The uncertainty over the financial strength of the shipping industry appears to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines have reported operating losses during 2002. The financial impact of such losses on the shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2002 and 2001 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	10,916	10,956	10,919	10,961
Refrigerated containers	686	687	686	687
Tank containers	52	52	52	52
Average Utilization
Dry cargo containers	81%	74%	78%	75%
Refrigerated containers	98%	98%	96%	97%
Tank containers	68%	79%	72%	73%

Although dry cargo container utilization levels increased from December 31, 2001 levels, many older dry cargo containers, including those of the Registrant, were leased under term leases that command lower per-diem rates. These term leases, combined with the market’s impact on short-term, master lease per-diem rates for dry cargo containers, contributed to an overall decline in the Registrant’s per-diem rates. Dry cargo container average per-diem rental rates for the three and six-month periods ended June 30, 2002 declined approximately 17% and 16% when compared to the same periods in the prior year. Refrigerated and tank per-diem rental rates continue to be impacted by lower new container prices and borrowing rates. Accordingly, average refrigerated container per-diem rental rates for the three and six-month periods ended June 30, 2002 declined approximately 9% and 8%, when compared to the same periods in the prior year. Average tank container per-diem rental rates for the three and six-month periods ended June 30, 2002 declined approximately 9% when compared to the same periods of the prior year.

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

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Income from operations for the three months ended June 30, 2002 was $144,099, as compared to $184,279 during the corresponding period of 2001. The decrease was primarily due to lower average per-diem rental rates, as compared to the same period in the prior year.

(Continued)

Net lease revenue of $638,645 for the three months ended June 30, 2002 was $48,306 lower than in the corresponding period of 2001. The decrease was due to a $48,502 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was primarily impacted by the Registrant’s lower per-diem rental rates. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $2,858 when compared to the corresponding period in 2001, partially offsetting the decline in gross lease revenue. Rental equipment operating expenses increased by $2,662 when compared to the corresponding period in 2001. The increase in rental equipment operating expense was attributable to increases in repositioning, handling and repair and maintenance expenses.

Depreciation expense of $481,815 for the three months ended June 30, 2002 was $2,075 higher than the same period in 2001. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12-year life to a 15-year life and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $12,600 for the three-month period ended June 30, 2002.

Other general and administrative expenses were $19,743 in the first quarter of 2002, compared to $24,780 in the corresponding period of 2001, representing a decrease of $5,037 or 20.3%. Contributing to this decline were reductions in professional fees and investor communication costs, partially offset by an increase in net exchange rate losses.

Net gain on disposal of equipment was a result of the Registrant disposing of eight containers during the three-month period ended June 30, 2002. Similarly, 12 containers were disposed of during the same period in 2001. These disposals resulted in a net gain of $7,012 and $1,848 for the three-month periods ended June 30, 2002 and 2001, respectively. The Registrant believes that the net gain on container disposals in the three-month period ended June 30, 2002 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during the three-month periods ended June 30, 2002 and 2001.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Income from operations for the six months ended June 30, 2002 was $289,639, as compared to $475,966 during the corresponding period of 2001. The decrease was primarily due to lower average per-diem rental rates, as compared to the same period in the prior year.

Net lease revenue of $1,293,559 for the six months ended June 30, 2002 was $185,385 lower than in the corresponding period of 2001. The decrease was due to a $150,776 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was primarily impacted by the Registrant’s lower per-diem rental rates. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $14,669 when compared to the corresponding period in 2001, partially offsetting the decline in gross lease revenue. Rental equipment operating expenses increased by $49,278 when compared to the corresponding period in 2001. The increase in rental equipment operating expense was attributable to increases in repositioning, handling and repair and maintenance expenses.

Depreciation expense of $976,031 for the six months ended June 30, 2002 was $26,002 higher than the same period in 2001. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12-year life to a 15-year life and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $33,300 for the six-month period ended June 30, 2002.

Other general and administrative expenses were $37,559 in the first six months of 2002, compared to $55,422 in the corresponding period of 2001, representing a decrease of $17,863 or 32.2%. Contributing to this decline were reductions in professional fees, investor communication costs, and a reduction in net exchange rate losses.

Net gain on disposal of equipment was a result of the Registrant disposing of 12 containers during the six-month period ended June 30, 2002 as compared to 17 containers disposed of during the same period in 2001. These disposals resulted in a net gain

(Continued)

of $9,670 and $2,473 for the six-month periods ended June 30, 2002 and 2001, respectively. There were no reductions to the carrying value of container rental equipment during the six-month periods ended June 30, 2002 and 2001.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $1,084,564 and $1,276,412 during the first six months of 2002 and 2001, respectively, primarily generated from the billing and collections of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ended June 30, 2002 and 2001 included sales proceeds generated from the sale of rental equipment of $66,753 and $33,546, respectively.

Cash from Financing Activities: Net cash used in financing activities was $1,099,727 during the first six months of 2002. This amount was comprised of distributions to the Registrant’s general and limited partners totaling $679,427, and the repayment of the Registrant’s term debt in the amount of $420,300. In comparison, during the first six months of 2001, net cash used in financing activities was $1,655,131. This amount was comprised of distributions to the Registrant’s general and limited partners totaling $1,234,831 and the repayment of term debt totaling $420,300. The loan, due to expire in the year 2006, is scheduled to be repaid in 16 remaining quarterly installments from the Registrant’s cash generated from operations.

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

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Registrant believes that SFAS 146 will not have a significant impact on its financial position or results of operations.

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

Interest rate risk: Outstanding borrowings are subject to interest rate risk. At June 30, 2002, 100% of total borrowings had floating interest rates. The Registrant conducted an analysis of variable interest rate borrowing to determine its sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to market rates, the expected effect would not significantly reduce annual cash flows of the Registrant.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 28, 1995	*
3(b)	Certificate of Limited Partnership of the Registrant	**
10	Form of Leasing Agent Agreement with Cronos Containers Limited	***
99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document
99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2002.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

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

John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 13, 2002

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 28, 1995	*
3(b)	Certificate of Limited Partnership of the Registrant	**
10	Form of Leasing Agent Agreement with Cronos Containers Limited	***
99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document
99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)