Form 10-Q
period 2003-06-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 2003-08-12
CIK 1002519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-27496

CRONOS GLOBAL INCOME FUND XVI, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3230380 (I.R.S. Employer Identification No.)

One Front Street, Suite 925, San Francisco, California (Address of principal executive offices)	94111 (Zip Code)

(415) 677-8990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ . No ☐ .

CRONOS GLOBAL INCOME FUND XVI, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2003

		PAGE
PART I -	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets — June 30, 2003 (unaudited) and December 31, 2002	4
	Statements of Operations for the three and six months ended June 30, 2003 and 2002 (unaudited)	5
	Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	16
PART II -	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	17

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Presented herein are the Registrant’s balance sheets as of June 30, 2003 and December 31, 2002, statements of operations for the three and six months ended June 30, 2003 and 2002, and statements of cash flows for the six months ended June 30, 2003 and 2002.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents, includes $1,319,076 at June 30, 2003 and $1,299,262 at December 31, 2002 in interest-bearing accounts	$1,502,618	$1,561,006
Net lease receivables due from Leasing Company (notes 1 and 2)	231,042	262,801

Total current assets	1,733,660	1,823,807

Container rental equipment, at cost	31,571,589	31,626,992
Less accumulated depreciation	(12,034,430)	(11,093,592)

Net container rental equipment	19,537,159	20,533,400

Other assets	810,160	820,776

Total assets	$22,080,979	$23,177,983

Liabilities and partners’ capital
Current liabilities:
Interest payable	$6,752	$9,450
Current portion of equipment debt	840,600	840,600

Total current liabilities	847,352	850,050
Equipment debt less current portion	1,681,200	2,101,500

Total liabilities	2,528,552	2,951,550

Partners’ capital (deficit):
General partner	(35,472)	(34,817)
Limited partners	19,587,899	20,261,250

Total partners’ capital	19,552,427	20,226,433

Total liabilities and partners’ capital	$22,080,979	$23,177,983

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net lease revenue (notes 1 and 3)	$684,456	$638,645	$1,420,884	$1,293,559
Other operating income (expenses):
Depreciation	(485,174)	(481,815)	(970,767)	(976,031)
Other general and administrative expenses	(17,906)	(19,743)	(37,450)	(37,559)
Net gain on disposal of equipment	6,926	7,012	6,559	9,670

Income from operations	188,302	144,099	419,226	289,639
Other (expense) income:
Interest income	3,266	5,038	6,790	10,868
Interest expense	(20,864)	(31,392)	(42,012)	(66,772)

	(17,598)	(26,354)	(35,222)	(55,904)

Net income	$170,704	$117,745	$384,004	$233,735

Allocation of net income:
General partner	$29,316	$21,029	$50,898	$38,011
Limited partners	141,388	96,716	333,106	195,724

	$170,704	$117,745	$384,004	$233,735

Limited partners’ per unit share of net income	$0.09	$0.06	$0.21	$0.12

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2003	2002

Net cash provided by operating activities	$1,384,562	$1,084,564
Cash flows provided by investing activities:
Proceeds from disposal of equipment	35,360	66,753
Cash flows used in financing activities:
Repayment of term debt	(420,300)	(420,300)
Distribution to partners	(1,058,010)	(679,427)

Net cash used in financing activities	(1,478,310)	(1,099,727)

Net (decrease) increase in cash and cash equivalents	(58,388)	51,590
Cash and cash equivalents at January 1	1,561,006	1,295,929

Cash and cash equivalents at June 30	$1,502,618	$1,347,519

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the six-month periods ended June 30, 2003 and 2002.

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

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2003 and December 31, 2002 were as follows:

	June 30,	December 31,
	2003	2002

Gross lease receivables	$761,889	$739,597
Less:
Direct operating payables and accrued expenses	325,648	282,855
Damage protection reserve	41,785	41,291
Base management fees payable	101,207	96,463
Reimbursed administrative expenses	16,297	16,002
Allowance for doubtful accounts	45,910	40,185

Net lease receivables	$231,042	$262,801

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Unaudited Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2003 and 2002 was as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Rental revenue (note 4)	$1,008,928	$1,007,241	$2,024,224	$2,010,705
Less:
Rental equipment operating expenses	201,934	250,626	362,879	483,552
Base management fees	71,079	69,710	141,395	138,682
Reimbursed administrative expenses	51,459	48,260	99,066	94,912

Net lease revenue	$684,456	$638,645	$1,420,884	$1,293,559

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of June 30, 2003, the Partnership operated 4,431 twenty-foot, 1,483 forty-foot and 1,735 forty-foot high-cube marine dry cargo containers, 87 twenty-foot and 298 forty-foot high-cube refrigerated cargo containers, and 52 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 2003 and 2002 follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Dry cargo containers	$659,096	$658,672	$1,330,613	$1,313,621
Refrigerated containers	317,529	316,689	629,620	628,381
Tank containers	32,303	31,880	63,991	68,703

Total	$1,008,928	$1,007,241	$2,024,224	$2,010,705

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide geographic area information.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Unaudited Financial Statements

(5)	Equipment Debt

As of June 30, 2003, the Partnership’s existing term loan debt was $2,521,800, plus estimated accrued interest of $6,752. On March 30, 2000, the Partnership borrowed $5,043,600 under a term loan for the purpose of acquiring additional equipment. The loan will be repaid in 12 remaining equal quarterly installments plus interest, through May 31, 2006. Interest accrues at the rate of 1.75% above the LIBOR rate which is calculated on the first day of each quarterly interest period. Over the life of the loan, the interest rates have ranged from 3.09% to 8.58%. The loan is secured by containers owned by the Partnership, as well as any income generated in connection with the containers including lease revenue and sales proceeds. A restricted deposit of $750,000 is held in an account with the lender as additional collateral and is included in Other Assets on the Balance Sheet.

As of June 30, 2003, the estimated fair value of the term loan debt was $2,510,586. The fair value of the term loan has been calculated using the market rates prevailing at May 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers and has full discretion over which ocean carriers, and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2003, 98% of the original equipment remained in the Registrant’s fleet, unchanged from December 31, 2002. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2003.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers

			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter

Containers on lease:
Master lease	2,297	547	651	34	80	16
Term lease (1-5 years)	1,466	682	962	49	217	23

Subtotal	3,763	1,229	1,613	83	297	39
Containers off lease	668	254	122	4	1	13

Total container fleet	4,431	1,483	1,735	87	298	52

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers

					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot		24,000-Liter

	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	4,553	100%	1,500	100%	1,750	100%	90	100%	300	100%	52	100%
Less disposals	122	3%	17	1%	15	1%	3	3%	2	1%	—	—%

Remaining fleet at June 30, 2003	4,431	97%	1,483	99%	1,735	99%	87	97%	298	99%	52	100%

The favorable market conditions that existed at the end of 2002 continued through the first six months of 2003, allowing the Registrant to maintain a high level of utilization for its containers. At June 30, 2003, the Registrant’s utilization for dry cargo containers measured 87%, unchanged from December 31, 2002.

Commencing with the later half of 2002 and continuing through the first six months of 2003, the demand for leased containers by the global container shipping industry has contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent Europe and North America. In many parts of Asia and particularly in the south eastern ports, the demand for cargo containers continued to exceed available supplies. The continued strong demand for leased containers is primarily attributable to a favorable shipping market during 2003, combined with shipping lines purchasing fewer containers for their own account due to recent operating losses and requirements to deploy capital within other parts of their business. As a result, shipping lines have strategically made the decision to employ leased containers to meet their container requirements. However, in response to a favorable shipping market, there are indications of an increased willingness by the shipping lines to purchase and finance the acquisition of new containers at higher levels in the near future, which may impact the demand for leased containers.

The favorable shipping market conditions have also resulted in the shipping lines’ diminishing discrimination against leasing older containers, a condition that exists during periods of surplus container supply. The slowdown and uneven recovery in the global economy during the 2001-2002 period led to reduced levels of capital available for new container investment. The lower levels of new container production during 2001 and the first half of 2002 addressed, to some extent, the problems of container over-supply created by the higher levels of new container production achieved during 1999 and 2000. A favorable 2003 shipping market, combined with the current shortfall of containers, is expected to result in an increase in the production of new containers during 2003, in comparison to 2002 and 2001 production levels. However, new container production is expected to remain below the record container production levels achieved during 2000. The ultimate impact of the industry’s increase in new container production on the Registrant’s operations is not immediately known, however, new container availability may reduce the demand for the Registrant’s older containers.

Although favorable market conditions for container lessors currently exists, the uncertainty over the financial strength of the shipping industry remains a concern. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines reported operating losses during 2002, while others have recently become insolvent during the first half of 2003. The financial impact of such losses for these shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, as well as the recent increase in new container production, all of which may temper the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2003 and 2002 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	10,876	10,916	10,884	10,919
Refrigerated containers	683	686	683	686
Tank containers	52	52	52	52
Average Utilization
Dry cargo containers	88%	81%	87%	78%
Refrigerated containers	99%	98%	99%	96%
Tank containers	73%	68%	70%	72%

Since the beginning of 2002, the combined per-diem rate for the Registrant’s fleet of dry cargo containers declined by approximately 10%. Most of this decline occurred in the first six months of 2002 and is attributable to three main factors:

1.	Per-diem rental rates decreased in correlation with the reduction of new container prices and interest rate levels;

2.	The Leasing Company converted lease agreements with certain shipping lines from master to long-term lease, providing greater revenue stability but at lower lease rates than those earned under master leases; and,

3.	The Leasing Company initiated new long-term leases for older equipment resulting in lower per-diem rates, while significantly reducing off-hire container inventory levels.

Although per-diem rental rates have declined over the last 18 months to their current levels, slight increases in new container prices and an increase in demand for leased containers have resulted in the stabilization of per-diem rental rates since the second half of 2002. A significant improvement in lease per-diem rates is not expected until new container prices increase to much higher levels.

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

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Net lease revenue of $684,456 for the three months ended June 30, 2003 was $45,811 higher than in the corresponding period of 2002. The increase was primarily due to a decline in rental equipment operating expenses of $48,692 when compared to the same three month period in 2002. Rental equipment operating expenses declined as a result of the Registrant’s higher combined fleet utilization rate and its impact on activity related expenses such as storage and handling costs. These reductions, combined with a reduction in the provision for doubtful accounts partially offset an increase in repair expenses.

Depreciation expense of $485,174 for the three months ended June 30, 2003 was $3,359 lower than the same period in 2002.

Other general and administrative expenses were $17,906 in the second quarter of 2003, compared to $19,743 in the corresponding period of 2002, representing a decrease of $1,837 or 9.3%.

Net gain on disposal of equipment was a result of the Registrant disposing of 10 containers during the three-month period ended June 30, 2003. Similarly, eight containers were disposed of during the same period in 2002. These disposals resulted in a net gain of $6,926 and $7,012 for the three-month periods ended June 30, 2003 and 2002, respectively. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2003 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during the three-month periods ended June 30, 2003 and 2002.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Net lease revenue of $1,420,884 for the six months ended June 30, 2003 was $127,325 lower than in the corresponding period of 2002. The decrease was primarily due to a $120,673 decline in rental equipment operating expenses from the same period in 2002. Contributing to the decrease in rental equipment operating expenses were lower repositioning, repair and maintenance, storage, and handling costs. Such costs were partially offset by an increase in the provision for doubtful accounts.

Depreciation expense of $970,767 for the six months ended June 30, 2003 was $5,264 lower than the same period in 2002.

Other general and administrative expenses were $37,450 in the first six months of 2003, compared to $37,559 in the corresponding period of 2002, representing a decrease of $108 or .03%.

Net gain on disposal of equipment was a result of the Registrant disposing of 23 containers during the six-month period ended June 30, 2003 as compared to 12 containers disposed of during the same period in 2002. These disposals resulted in a net gain of $6,559 and $9,670 for the six-month periods ended June 30, 2003 and 2002, respectively. There were no reductions to the carrying value of container rental equipment during the six-month periods ended June 30, 2003 and 2002.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $1,384,562 and $1,084,564 during the first six months of 2003 and 2002, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ended June 30, 2003 and 2002 included sales proceeds generated from the sale of rental equipment of $35,360 and $66,753, respectively.

Cash from Financing Activities: Net cash used in financing activities was $1,478,310 during the first six months of 2003. This amount was comprised of distributions to the Registrant’s general and limited partners totaling $1,058,010, and the repayment of the Registrant’s term debt in the amount of $420,300. In comparison, during the first six months of 2002, net cash used in financing activities was $1,099,727. This amount was comprised of distributions to the Registrant’s general and limited partners totaling $679,427 and the repayment of term debt totaling $420,300. The loan, due to expire in the year 2006, is scheduled to be repaid in 12 remaining quarterly installments from the Registrant’s cash generated from operations.

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

Container equipment — valuation: The Registrant reviews container rental equipment when changes in circumstances require consideration as to whether the carrying value of the equipment has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Registrant considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. The Registrant periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

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

Interest rate risk: Outstanding borrowings are subject to interest rate risk. At June 30, 2003, 100% of total borrowings had floating interest rates. The Registrant conducted an analysis of variable interest rate borrowing to determine its sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to market rates, the expected effect would not significantly reduce annual cash flows of the Registrant.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 28, 1995	*
3(b)	Certificate of Limited Partnership of the Registrant	**
10	Form of Leasing Agent Agreement with Cronos Containers Limited	***
31.1	Rule 13a-14 certifications	Filed with this document
31.2	Rule 13a-14 certifications	Filed with this document
32	Section 1350 certifications	Filed with this document ****

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2003.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CRONOS GLOBAL INCOME FUND XVI, L.P.

By	Cronos Capital Corp. The General Partner

By	/s/ Dennis J. Tietz Dennis J. Tietz President and Director of Cronos Capital Corp. (“CCC”) Principal Executive Officer of CCC

By	/s/ John Kallas John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 12, 2003

EXHIBIT INDEX

Exhibit
No..	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 28, 1995	*
3(b)	Certificate of Limited Partnership of the Registrant	**
10	Form of Leasing Agent Agreement with Cronos Containers Limited	***
31.1	Rule 13a-14 certifications	Filed with this document
31.2	Rule 13a-14 certifications	Filed with this document
32	Section 1350 certifications	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.