Form 10-Q
period 2003-09-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 2003-11-12
CIK 1002519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-27496

CRONOS GLOBAL INCOME FUND XVI, L.P.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3230380 (I.R.S. Employer Identification No.)

One Front Street, Suite 925, San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)

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

CRONOS GLOBAL INCOME FUND XVI, L.P.

Report on Form 10-Q for the Quarterly Period
Ended September 30, 2003

PAGE
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets – September 30, 2003 (unaudited) and December 31, 2002	4
Statements of Operations for the three and nine months ended September 30, 2003 and 2002 (unaudited)	5
Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)	6
Notes to Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16
PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of September 30, 2003 and December 31, 2002, statements of operations for the three and nine months ended September 30, 2003 and 2002, and statements of cash flows for the nine months ended September 30, 2003 and 2002.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents, includes $1,225,879 at September 30, 2003 and $1,299,262 at December 31, 2002 in interest-bearing accounts	$1,415,906	$1,561,006
Net lease receivables due from Leasing Company (notes 1 and 2)	270,100	262,801

Total current assets	1,686,006	1,823,807

Container rental equipment, at cost	31,511,295	31,626,992
Less accumulated depreciation	(12,488,527)	(11,093,592)

Net container rental equipment	19,022,768	20,533,400

Other assets	804,852	820,776

Total assets	$21,513,626	$23,177,983

Liabilities and partners’ capital
Current liabilities:
Interest payable	$6,080	$9,450
Current portion of equipment debt	840,600	840,600

Total current liabilities	846,680	850,050
Equipment debt less current portion	1,471,050	2,101,500

Total liabilities	2,317,730	2,951,550

Partners’ capital (deficit):
General partner	(23,377)	(34,817)
Limited partners	19,219,273	20,261,250

Total partners’ capital	19,195,896	20,226,433

Total liabilities and partners’ capital	$21,513,626	$23,177,983

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net lease revenue (notes 1 and 3)	$735,475	$714,675	$2,156,359	$2,008,234
Other operating income (expenses):
Depreciation	484,653	486,653	1,455,420	1,462,685
Other general and administrative expenses	18,497	17,039	55,949	54,595
Net (gain) loss on disposal of equipment	(16,043)	259	(22,602)	(9,411)

Income from operations	248,368	210,724	667,592	500,365
Other (expense) income:
Interest income	1,681	5,428	8,472	16,295
Interest expense	(18,644)	(30,909)	(60,655)	(97,682)

	(16,963)	(25,481)	(52,183)	(81,387)

Net income	$231,405	$185,243	$615,409	$418,978

Allocation of net income:
General partner	$40,147	$14,788	$91,045	$52,799
Limited partners	191,258	170,455	524,364	366,179

	$231,405	$185,243	$615,409	$418,978

Limited partners’ per unit share of net income	$0.12	$0.11	$0.33	$0.23

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

Net cash provided by operating activities	$2,053,386	$1,885,028

Cash flows provided by investing activities:
Proceeds from disposal of equipment	77,910	75,782

Cash flows used in financing activities:
Repayment of term debt	(630,450)	(630,450)
Distribution to partners	(1,645,946)	(1,049,580)

Net cash used in financing activities	(2,276,396)	(1,680,030)

Net (decrease) increase in cash and cash equivalents	(145,100)	280,780
Cash and cash equivalents at January 1	1,561,006	1,295,929

Cash and cash equivalents at September 30	$1,415,906	$1,576,709

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the nine-month periods ended September 30, 2003 and 2002.

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

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at September 30, 2003 and December 31, 2002 were as follows:

	September 30,	December 31,
	2003	2002

Gross lease receivables	$731,584	$739,597
Less:
Direct operating payables and accrued expenses	281,099	282,855
Damage protection reserve	42,930	41,291
Base management fees payable	77,719	96,463
Reimbursed administrative expenses	14,105	16,002
Allowance for doubtful accounts	45,631	40,185

Net lease receivables	$270,100	$262,801

(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Unaudited Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2003 and 2002 was as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Rental revenue (note 4)	$1,022,633	$1,028,369	$3,046,858	$3,039,074
Less:
Rental equipment operating expenses	168,714	195,075	531,594	678,626
Base management fees	70,842	71,506	212,237	210,189
Reimbursed administrative expenses	47,602	47,113	146,668	142,025

Net lease revenue	$735,475	$714,675	$2,156,359	$2,008,234

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of September 30, 2003, the Partnership operated 4,422 twenty-foot, 1,482 forty-foot and 1,733 forty-foot high-cube marine dry cargo containers, 87 twenty-foot and 297 forty-foot high-cube refrigerated cargo containers, and 52 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2003 and 2002 follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Dry cargo containers	$669,591	$677,961	$2,000,205	$1,991,582
Refrigerated containers	316,980	317,256	946,600	945,637
Tank containers	36,062	33,152	100,053	101,855

Total	$1,022,633	$1,028,369	$3,046,858	$3,039,074

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide geographic area information.

(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Unaudited Financial Statements

(5)	Equipment Debt

As of September 30, 2003, the Partnership’s existing term loan debt was $2,311,650, plus estimated accrued interest of $6,080. On March 30, 2000, the Partnership borrowed $5,043,600 under a term loan for the purpose of acquiring additional equipment. The loan will be repaid in 11 remaining equal quarterly installments plus interest, through May 31, 2006. Interest accrues at the rate of 1.75% above the LIBOR rate which is calculated on the first day of each quarterly interest period. Over the life of the loan, the interest rates have ranged from 3.09% to 8.58%. The loan is secured by containers owned by the Partnership, as well as any income generated in connection with the containers including lease revenue and sales proceeds. A restricted deposit of $750,000 is held in an account with the lender as additional collateral and is included in Other Assets on the Balance Sheet.

As of September 30, 2003, the estimated fair value of the term loan debt was $2,302,251. The fair value of the term loan has been calculated using the market rates prevailing at August 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers and has full discretion over which ocean carriers, and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At September 30, 2003, 98% of the original equipment remained in the Registrant’s fleet, unchanged from December 31, 2002. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at September 30, 2003.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers

			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter

Containers on lease:
Master lease	2,769	736	811	34	79	29
Term lease (1-5 years)	1,010	514	813	46	211	21

Subtotal	3,779	1,250	1,624	80	290	50
Containers off lease	643	232	109	7	7	2

Total container fleet	4,422	1,482	1,733	87	297	52

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers

					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot		24,000-Liter

	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	4,553	100%	1,500	100%	1,750	100%	90	100%	300	100%	52	100%
Less disposals	131	3%	18	1%	17	1%	3	3%	3	1%	—	—%

Remaining fleet at September 30, 2003	4,422	97%	1,482	99%	1,733	99%	87	97%	297	99%	52	100%

Strong growth in the volume of global container trade during the nine-month period ending September 30, 2003 contributed to favorable container leasing market conditions, allowing the Registrant to maintain a high level of utilization for its containers. At September 30, 2003, the Registrant’s utilization for dry cargo containers measured 87%, unchanged from December 31, 2002. The demand for leased containers by the global container shipping industry has contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent Europe and North America. In many parts of Asia and particularly in the southeastern ports, the demand for cargo containers continued to exceed available supplies. Also contributing to the strong demand for leased containers during 2003 has been the preference of shipping lines to purchase fewer containers for their own account. Due to recent operating losses and requirements to deploy capital within other parts of their business, including the investment in new, larger, containerships and the support of terminal, information technology and other infrastructure requirements, funds for new container investment have been limited. As a result, shipping lines have strategically made the decision to employ leased containers to meet their container requirements. However, in response to a favorable shipping market, there are indications of an increased willingness by the shipping lines to purchase and finance the acquisition of new containers at higher levels in the near future, which may impact the demand for leased containers.

The favorable shipping market conditions, combined with lower cost, short term leases for older containers, have also resulted in the shipping lines’ diminishing discrimination against leasing older containers, a condition that typically exists during periods of surplus container supply. The favorable 2003 shipping market, combined with the current shortfall of containers, is expected to result in an increase in the production of new containers during 2003, in comparison to 2002 and 2001 production levels. However, new container production is expected to remain below the record container production levels achieved during 2000.

The ultimate impact of the industry’s increase in new container production on the Registrant’s operations is not immediately known, however, an increase in new container availability may reduce the demand for the Registrant’s older containers.

Although favorable market conditions for container lessors currently exists, the uncertainty over the financial strength of the shipping industry remains a concern. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines reported operating losses during 2002, while others have become insolvent during 2003. The financial impact of such losses for these shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, as well as the recent increase in new container production, all of which may temper the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and nine-month periods ended September 30, 2003 and 2002 were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	10,863	10,910	10,877	10,916
Refrigerated containers	682	684	683	685
Tank containers	52	52	52	52
Average Utilization
Dry cargo containers	87%	85%	87%	80%
Refrigerated containers	98%	98%	99%	97%
Tank containers	83%	72%	74%	72%

Per-diem rates for dry cargo containers for the three and nine-month periods ended September 30, 2003 declined approximately 3% for each period, in comparison to the same periods in the prior year, and is attributable to three main factors that have taken place since 2002:

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

Although per-diem rental rates for dry cargo containers have declined from 2002 levels, static new container prices and an increase in demand for leased containers have resulted in the stabilization of per-diem rental rates during 2003. A significant improvement in lease per-diem rates is not expected until new container prices increase to much higher levels.

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

(Continued)

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net lease revenue of $735,475 for the three months ended September 30, 2003 was $20,800 higher than in the corresponding period of 2002. The increase was primarily due to a decline in rental equipment operating expenses of $26,361 when compared to the same three month period in 2002. Rental equipment operating expenses declined as a result of the Registrant’s higher combined fleet utilization rate and its impact on activity related expenses such as storage, as well as reductions in repositioning costs and the provision for doubtful accounts.

Depreciation expense of $484,653 for the three months ended September 30, 2003 was $2,000 lower than the same period in 2002.

Other general and administrative expenses were $18,497 in the third quarter of 2003, compared to $17,039 in the corresponding period of 2002, representing a decrease of $1,458 or 9%.

Net gain on disposal of equipment was a result of the Registrant disposing of 13 containers during the three-month period ended September 30, 2003. Similarly, four containers were disposed of during the same period in 2002. These disposals resulted in a net gain of $16,043 compared to a net loss of $259 for the three-month periods ended September 30, 2003 and 2002, respectively. The Registrant believes that the net gain on container disposals in the three-month period ended September 30, 2003 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended September 30, 2003 and 2002.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Net lease revenue of $2,156,359 for the nine months ended September 30, 2003 was $148,125 higher than in the corresponding period of 2002. The increase was primarily due to a decline in rental equipment operating expenses of $147,032 from the same period in 2002. Contributing to the decrease in rental equipment operating expenses were lower repositioning, repair and maintenance, storage, and handling costs.

Depreciation expense of $1,455,420 for the nine months ended September 30, 2003 was $7,265 lower than the same period in 2002.

Other general and administrative expenses were $55,949 in the first nine months of 2003, compared to $54,595 in the corresponding period of 2002, representing a increase of $1,354 or 2%.

Net gain on disposal of equipment was a result of the Registrant disposing of 36 containers during the nine-month period ended September 30, 2003 as compared to 16 containers disposed of during the same period in 2002. These disposals resulted in a net gain of $22,602 and $9,411 for the nine-month periods ended September 30, 2003 and 2002, respectively. The Registrant believes that the net gain on container disposals in the nine-month period ended September 30, 2003 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the nine-month periods ended September 30, 2003 and 2002.

(Continued)

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $2,053,386 and $1,885,028 during the first nine months of 2003 and 2002, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the nine-month periods ended September 30, 2003 and 2002 included sales proceeds generated from the sale of rental equipment of $77,910 and $75,782, respectively.

Cash from Financing Activities: Net cash used in financing activities was $2,276,396 during the first nine months of 2003. This amount was comprised of distributions to the Registrant’s general and limited partners totaling $1,645,946, and the repayment of the Registrant’s term debt in the amount of $630,450. In comparison, during the first nine months of 2002, net cash used in financing activities was $1,680,030. This amount was comprised of distributions to the Registrant’s general and limited partners totaling $1,049,580 and the repayment of term debt totaling $630,450. The loan, due to expire in the year 2006, is scheduled to be repaid in 11 remaining quarterly installments from the Registrant’s cash generated from operations.

Capital Resources

Capital Resources: Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relied primarily on container rental receipts to service its term debt, make distributions to its general and limited partners, and finance current operating needs. Quarterly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by CCC, to ensure cash reserves on hand are sufficient to meet the Registrant’s operating requirements. No credit lines are maintained to finance working capital.

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

Interest rate risk: Outstanding borrowings are subject to interest rate risk. At September 30, 2003, 100% of total borrowings had floating interest rates. The Registrant conducted an analysis of variable interest rate borrowing to determine its sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to market rates, the expected effect would not significantly reduce annual cash flows of the Registrant.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 28, 1995	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certifications	Filed with this document ****

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2003.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

****	These certifications, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

Date: November 12, 2003

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