Form 10-K
period 2003-12-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 2004-03-26
CIK 1002519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2003

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

UNITS OF LIMITED PARTNERSHIP INTERESTS

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒.  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐.  No ☒.

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
Ended December 31, 2003

PART I

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

     On March 30, 2000, the Registrant borrowed $3,305,600 under a term loan for the purpose of acquiring additional equipment. The registrant borrowed an additional $1,011,000 on April 28, 2000 and an additional $727,000 on May 31, 2000. The term loan was obtained from one lending source pursuant to the Registrant’s Partnership Agreement. The loan is due to expire in 2006. As of December 31, 2003, ten quarterly installments remained.

     The general partner, CCC, is a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation. These and other affiliated companies are ultimately wholly-owned by The Cronos Group, a holding company registered in Luxembourg (the “Parent Company”) and are collectively referred to as the “Group.” The activities of the container division of the Group are managed through the Group’s subsidiary in the United Kingdom, Cronos Containers Limited (the “Leasing Company”). The Leasing Company manages the leasing operations of all equipment owned by the Group on its own behalf or on behalf of other third-party container owners, including all programs organized by CCC.

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

     The Partnership derives revenues from dry cargo containers, refrigerated containers and tank containers. As of December 31, 2003, the Partnership operated 4,418 twenty-foot, 1,479 forty-foot and 1,730 forty-foot high-cube marine dry cargo containers, as well as 87 twenty-foot and 297 forty-foot high-cube refrigerated cargo containers, and 52 twenty-four thousand-liter tanks. A summary of gross lease revenue earned by the Leasing Company on behalf of the Registrant, by product, for the years ended December 31, 2003, 2002 and 2001 follows:

	2003	2002	2001
Dry cargo containers	$2,667,383	$2,690,436	$2,756,538
Refrigerated containers	1,251,211	1,260,091	1,360,471
Tank containers	139,077	134,767	150,950

Total	$4,057,671	$4,085,294	$4,267,959

     Due to the Registrant’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information. Any attempt to separate “foreign” operations from “domestic” operations would be dependent on definitions and assumptions that are so subjective as to render the information meaningless and potentially misleading. Accordingly, the Registrant believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”

     For the year ended December 31, 2003, one single sub-lessee of the Leasing Company, APL Company Pte Ltd. (“APL”), generated 10.4% or $423,378 of the Leasing Company’s rental revenue earned on behalf of the Registrant. APL is a wholly-owned subsidiary of Singapore-based Neptune Orient Lines. During 2002, one single sub-lessee of the Leasing Company, APL, generated approximately 10% or $419,635 of the Leasing Company’s rental income earned on behalf of the Registrant. One sub-lessee of the Leasing Company, China Ocean Shipping Company, (COSCO), contributed approximately 11% or $471,775 of the Leasing Company’s rental revenue earned on behalf of the Registrant during 2001.

     (c) Narrative Description of Business

(c)(1)(i) A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum of exposure to loss from damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and containership fittings adopted by the International Standards Organization (“ISO”) in 1968. The standard container is either 20’ long x 8’ wide x 8’6” high (one twenty-foot equivalent unit (“TEU”), the standard unit of physical measurement in the container industry) or 40’ long x 8’ wide x 8’6” high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired efficiently throughout the world. This standardization is the foundation on which the container industry has developed.

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

     One of the primary benefits of containerization has been the ability of the shipping industry to effectively lower freight rates due to the efficiencies created by standardized intermodal containers. Containers can be handled much more efficiently than loose cargo and are typically shipped via several modes of transportation, including truck, rail and ship. Containers require loading and unloading only once and remain sealed until arrival at the final destination, significantly reducing transport time, labor and handling costs and losses due to damage and theft. Efficient movement of containerized cargo between ship and shore reduces the amount of time that a ship must spend in port.

     The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960’s, resulting in an increased demand for containers. The world’s container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 17 million TEU by the end of 2003.

     The container leasing business is cyclical, and depends largely upon the rate of growth in the volume of world trade.

     Benefits of Leasing

     The container fleets of leasing companies represent approximately 46% of the world’s container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleet of containers by leasing a portion of their equipment from container leasing companies and, in doing so, achieve the following financial and operational benefits:

•	Leasing allows the shipping lines to utilize the equipment they need without having to make large capital expenditures;

•	Leasing offers a shipping line an alternative source of financing in a traditionally capital-intensive industry;

•	Leasing enables shipping lines to expand their routes and market shares at a relatively low cost without making a permanent commitment to support their new structure;

•	Leasing allows shipping lines to respond to changing seasonal and trade route demands, thereby optimizing their capital investment and storage costs.

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

•	Master lease. Master leases are leases under which a customer may lease a certain number of containers, as needed, under a general agreement between the lessor and the lessee. Such leases provide customers with greater flexibility by allowing customers to pick up and drop off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. Master leases also define the number of containers that may be returned within each calendar month, the return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per-diem rates and generate more ancillary revenue (including pick-up, drop-off, handling and off-hire fees) than term leases. Ocean carriers generally use one-way leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another location after one or more legs of a voyage. The commercial terms of master leases are usually negotiated annually.

•	Term lease. Term leases are for a fixed period of time and include both long and short-term commitments, typically varying from three to five years. Term lease agreements may contain early termination penalties that apply in the event of early redelivery. In most cases, however, equipment cannot be returned prior to the expiration of the lease. Term leases provide greater revenue stability to the lessor, but at lower lease rates than master leases. Ocean carriers use term leases to lower their operating costs when they have a need for identified containers for a specified term. They differ from master leases in that they define the number of containers to be leased and the lease term.

     The percentage of equipment on term leases as compared to master leases varies widely among leasing companies, depending upon each company’s leasing strategy regarding profitability margins, operating costs and cash flows.

     Lease rates depend on several factors including a customer’s financial strength, type of lease, length of term, type and age of the equipment, equipment replacement costs, interest rates, maintenance provided, and market conditions.

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

     Customers

     The Registrant is not dependent upon any particular sub-lessee or group of sub-lessees of the Leasing Company. Only one single sub-lessee of the Leasing Company, APL, contributed more than 10% of the Leasing Company’s rental revenue earned on behalf of the Registrant during 2003. This sub-lessee, APL, generated 10.4% or $423,378 of the Leasing Company’s rental revenue earned during 2003 on behalf of the Registrant. The majority of the Leasing Company’s customers are billed and pay in United States dollars.

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

     The Registrant may be subject to unexpected loss in rental revenue from sub-lessees of its containers that default under their container lease agreements with the Leasing Company. The Registrant and Leasing Company maintain insurance against loss or damage to the containers, loss of lease revenue in certain cases and costs of container recovery and repair in the event that a customer declared bankruptcy.

     Fleet Profile

     The Registrant acquired high-quality dry cargo containers manufactured to specifications that exceed ISO standards and are designed to minimize repair and operating costs.

     Dry cargo containers are the most commonly used type of container in the shipping industry. The Registrant’s dry cargo container fleet is constructed of all Corten® steel (i.e., Corten® roofs, walls, doors and undercarriage), which is a high-tensile steel yielding greater strength, damage and corrosion resistance than mild steel.

     Refrigerated containers are used to transport temperature-sensitive products, such as meat, fruit, vegetables and photographic film. All of the Registrant’s refrigerated containers have high-grade stainless steel interiors. The majority of the Registrant’s 20-foot refrigerated containers have high-grade stainless steel outer walls, while most of the Registrant’s 40-foot refrigerated containers are steel framed with aluminum outer walls to reduce weight. As with the dry cargo containers, all refrigerated containers are designed to minimize repair and maintenance and maximize damage resistance.

     Tank containers are constructed in compliance with International Maritime Organization (“IMO”) standards and recommendations. The tanks purchased by the Registrant all have been IMO-1 type tanks constructed to comply with IMO recommendations, which require specific pressure ratings and shell thicknesses. These tanks are designed to carry highly flammable materials, corrosives, toxics and oxidizing substances, but are also capable of carrying non-hazardous materials and foodstuffs. They have a capacity of 21,000-24,000 liters and are generally insulated and equipped with steam or electrical heating.

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

     As of December 31, 2003, the Registrant owned 4,418 twenty-foot, 1,479 forty-foot and 1,730 forty-foot high-cube marine dry cargo containers, as well as 87 twenty-foot and 297 forty-foot high-cube refrigerated marine cargo containers, and 52 twenty-four thousand-liter tank containers. The following table sets forth the number of containers on lease, by container type and lease type as of December 31, 2003:

Number of
Containers on Lease
20-Foot Dry Cargo Containers:
Term Leases	1,049
Master Leases	2,819

Total on lease	3,868

40-Foot Dry Cargo Containers:
Term Leases	511
Master Leases	739

Total on lease	1,250

40-Foot High-Cube Dry Cargo Containers:
Term Leases	819
Master Leases	807

Total on lease	1,626

20-Foot Refrigerated Cargo Containers:
Term Leases	35
Master Leases	40

Total on lease	75

40-Foot High-Cube Refrigerated Cargo Containers:
Term Leases	184
Master Leases	80

Total on lease	264

24,000-Liter Tank Containers:
Term Leases	21
Master Leases	25

Total on lease	46

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

     Repair and Maintenance

     All containers are inspected and repaired when redelivered by customers, who are obligated to pay for all damage repair, excluding wear and tear, according to standardized industry guidelines. Some customers are relieved of the responsibility of paying some repair costs upon redelivery of containers, as described under “Description of Business – Lease Profile.” Depots in major port areas perform repair and maintenance that is verified by either independent surveyors or the Leasing Company’s technical and operations staff.

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

     Disposition of Used Containers

     The Leasing Company estimates that the period for which a container may be used by the Registrant as a leased marine cargo container ranges from 12 to 15 years. Tank containers may generally be used for 12 to 18 years. On behalf of the Registrant, the Leasing Company disposes of used containers in a worldwide market in which buyers include wholesalers, mini-storage operations, construction companies and others. Although a used refrigerated container will command a higher price than a used dry cargo container, a dry cargo container will achieve a higher percentage of its original price. The market for used containers generally depends on new container prices, the quantity of containers targeted for disposal and the overall lease market for containers at a particular location. As the Registrant’s fleet ages, a larger proportion of its revenue and cash flow may be derived from selling its containers.

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

     The Leasing Company’s global network is integrated with its computer system and provides 24-hour communication between offices, agents and depots. The system allows the Leasing Company to manage and control the Registrant’s fleet on a global basis, providing it with the responsiveness and flexibility necessary to service the master lease market effectively. This system is an integral part of the Leasing Company’s service, as it processes information received from the various offices, generates billings to the Leasing Company’s lessees and produces a wide range of reports on all aspects of the Leasing Company’s leasing activities. The system records the life history of each container, including the length of time on and off-hire, repair costs, as well as port activity trends, leasing activity and equipment data per customer. The operations and marketing data is fully interfaced with the finance and accounting system to provide revenue, cost and asset information to management and staff around the world.

     In recent years, the Leasing Company and other lessors have developed certain internet-based applications. For the Leasing Company, these applications allow customers access to make on-line product inquiries. The Leasing Company is continuing to develop its internet-based business and will introduce other internet options as suitable applications are identified.

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

     (c)(1)(vii) For the fiscal year ended December 31, 2003, one single sub-lessee of the Leasing Company, APL, accounted for 10.4% or $423,378 of the Leasing Company’s rental revenue earned on behalf of the Registrant. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

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

     The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business. Mergers and acquisitions have been a feature of the container leasing industry for over a decade and the leasing market is essentially comprised of three broad groups: the very large companies (in TEU terms), GESeaCo, Textainer Group, Transamerica Leasing, Triton Container International Ltd. and Interpool Inc., which between them, with fleets of around 1 million TEU each in mid-2002, control approximately 70% of the total leased fleet; a middle tier of companies, which includes Cronos, possessing fleets in the 200,000 to 500,000 TEU range; and the smaller more specialized fleet operators. Ocean carriers have a tendency to support a number of lessors simultaneously in order to maximize competition and increase the number of available locations for redelivery of containers. Economies of scale, worldwide operations, diversity, size of fleet and financial strength are increasingly important to the successful operation of a container leasing business. Additionally, as containerization continues to grow, and regions such as China, South America and the Indian sub-continent generate an increasing volume of containerized cargo, customers may demand more flexibility from leasing companies, particularly regarding the structure of leases, per-diem rates, pick-up and drop-off locations, and the availability of containers.

     Some of the Leasing Company’s competitors have greater financial resources than the Leasing Company and may be more capable of offering lower per-diem rates on a larger fleet. In the Leasing Company’s experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. Furthermore, by having as many suppliers as possible, the carrier is able to maximize the number of off-hires and off-hire locations available, as typically each supplier may limit the number of containers that can be off-hired by location. The advantage to the carrier is that this prevents the carrier from being burdened with an excess number of off-hired containers, which incur both storage and per-diem charges, in a low demand market.

     (c)(1)(xi) Inapplicable.

     (c)(1)(xii) Environmental Matters

     Countries that are signatories to the Montreal Protocol on the environment agreed in November 1992 to restrict the use of environmentally-destructive refrigerants, banning the production (but not use) of refrigerant gases that are chlorofluorocarbon compounds (“CFCs”) beginning in January 1996. CFCs are used in the operation, insulation and manufacture of refrigerated containers. The environmental impact of CFCs has become increasingly prominent. On January 1, 2001, it became illegal for environmentally-destructive refrigerants to be handled, other than for disposal, in most member countries of the European Union. A portion of the Registrant’s equipment portfolio consists of special purpose containers, primarily refrigerated containers. All of the Registrant’s refrigerated containers use non-CFC refrigerant gas in the operation and insulation of the containers.

     The Leasing Company has determined that a retrofit of any containers owned by the Registrant is not necessary. In the unlikely event that retrofitting expenses should be required, the Registrant believes they would not be material to its results of operations.

     (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. At February 29, 2004, CCC had 11 employees, consisting of 3 officers, 5 other managers and 3 clerical and staff personnel and the Leasing Company had 30 employees, consisting of 2 officers, 13 other managers, and 15 clerical and staff personnel.

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

Item 2. Properties

     As of December 31, 2003, the Registrant owned 4,418 twenty-foot, 1,479 forty-foot and 1,730 forty-foot high-cube marine dry cargo containers, as well as 87 twenty-foot and 297 forty-foot high-cube refrigerated cargo containers, and 52 twenty-four thousand-liter tanks, suitable for transporting cargo by rail, sea or highway. The average age, manufacturers’ invoice cost and estimated useful life of the Registrant’s containers as of December 31, 2003 was as follows:

	Estimated
	Useful Life	Average Age	Average Cost
20-Foot Dry Cargo Containers	12-15 years	7 years	$2,323
40-Foot Dry Cargo Containers	12-15 years	6 years	$3,301
40-Foot High-Cube Dry Cargo Containers	12-15 years	5 years	$2,924
20-Foot Refrigerated Cargo Containers	12-15 years	8 years	$22,171
40-Foot High-Cube Refrigerated Cargo Containers	12-15 years	8 years	$26,934
24,000-Liter Tanks	12-18 years	8 years	$26,660

     Utilization by lessees of the Registrant’s containers fluctuates over time depending on the supply of and demand for containers in the Registrant’s inventory locations. During 2003, utilization of the dry cargo, refrigerated and tank container fleet averaged 87%, 97% and 79%, respectively.

     During 2003, the Registrant disposed of 31 twenty-foot, four forty-foot and 10 forty-foot high-cube marine dry cargo containers, as well as one forty-foot high-cube refrigerated cargo container, at an average net gain of $137 per container.

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

     (a)(1)(ii) Inapplicable.

     (a)(1)(iii) Inapplicable.

     (a)(1)(iv) Inapplicable.

     (a)(1)(v) Inapplicable.

     (a)(2) Inapplicable.

     (b) Holders

		Number of Unit Holders
(b)(1)	Title of Class	as of December 31, 2003
	Units of limited partnership interests	1,734

     (c) Dividends

     Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6, “Selected Financial Data.”

     (d) Securities authorized for issuance under equity compensation plans

     Inapplicable.

Item 6. Selected Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
Net lease revenue	$2,863,738	$2,794,199	$2,884,037	$3,563,609	$2,661,170
Net income	$794,601	$671,919	$658,243	$1,432,067	$1,014,965
Net income per unit of limited partnership interest	$0.43	$0.38	$0.35	$0.82	$0.56
Cash distributions per unit of limited partnership interest	$1.35	$0.92	$1.15	$1.60	$1.54
At year-end:
Total assets	$20,866,156	$23,177,983	$24,889,490	$27,024,135	$23,627,945
Partners’ capital	$18,759,371	$20,226,433	$21,094,654	$22,365,835	$23,627,945

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the Registrant’s historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report.

     The information in this Annual Report on Form 10-K (the “Report”) contains certain “forward-looking statements” within the meaning of the securities law. These forward-looking statements reflect the current view of the Registrant and CCC, with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the control of the Registrant and CCC. All statements other than statements of historical facts included in this Report, including statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Registrant’s strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Registrant are forward-looking statements.

     All forward-looking statements speak only as of the date of this Report. The Registrant does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Registrant and CCC believe that their plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, the Registrant and CCC can give no assurance that these plans, intentions or expectations will be achieved. Future economic, political and industry trends that could potentially impact revenues and profitability are difficult to predict, as well as the risks and uncertainties including, but not limited to, changes in demand for leased containers, changes in global business conditions and their effect on world trade, changes within the global shipping industry, the financial strength of the shipping lines and other sub-lessees of the Registrant’s containers, fluctuations in new container prices, changes in the costs of maintaining and repairing used containers, changes in competition, changes in the ability of the Leasing Company to maintain insurance on behalf of the Registrant’s container fleet, as well as other risks detailed herein and from time to time in the Registrant’s filings with the Securities and Exchange Commission.

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

     During 2000, the Registrant borrowed $5,043,600 under a term loan for the purpose of acquiring additional equipment. The term loan was obtained from one lending source allowing the Registrant to take advantage of equipment purchasing opportunities pursuant to the Registrant’s Partnership Agreement. The loan, due to expire in the year 2006, is scheduled to be repaid in 10 remaining quarterly installments from the Registrant’s cash generated from operations, with $840,600 to be paid during 2004 and $1,260,900 to be paid during 2005 and 2006. Additionally, as a condition to the loan’s initial closing, the Registrant was required to place a restricted deposit of $750,000 in an account with the lender. Interest on this deposit is remitted to the Registrant on a quarterly basis. This deposit is reflected as part of the Registrant’s Other Assets. During 2004, CCC will evaluate the Registrant’s ability to repay the remaining loan balance prior to December 31, 2004. Early repayment of this loan may require the Registrant to utilize most, if not all, of its cash balances, and subsequent to the repayment of the loan, defer payment of its management fee and reimbursable administrative expenses due to CCC and the Leasing Company while replenishing its working capital reserves.

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

     From inception through February 29, 2004, the Registrant has distributed, on a cash basis, $16,014,935 in cash from operations and $206,626 in cash from container sales proceeds to its limited partners. This represents total cash basis distributions of $16,221,561, or 51% of the limited partners’ original invested capital. Distributions are paid monthly based primarily on each quarter’s cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner. Sales proceeds distributed to its partners fluctuate in subsequent periods reflecting the level of container disposals.

     At December 31, 2003, the Registrant had $1,276,250 in cash and cash equivalents, a decrease of $284,756 and $19,679 from cash balances at December 31, 2002 and 2001, respectively. The Registrant invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners in money market funds.

     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue was $2,726,612 during 2003 compared to $2,547,265 during 2002.

     Cash from Investing Activities: Net cash provided by investing activities included proceeds generated from the sale of rental equipment and amounted to $90,895 in 2003 compared to $98,552 in 2002.

     Cash from Financing Activities: During 2003, net cash used in financing activities was $3,102,263, compared to $2,380,740 during 2002. The net cash used by financing activities during 2003 was comprised of $2,261,663 in distributions to the Registrant’s general and limited partners, as well as $840,600 in repayments of term debt. In comparison, during 2002, net cash used in financing activities was comprised of distributions to the Registrant’s general and limited partners totaling $1,540,140 and the repayment of term debt totaling $840,600. The loan, due to expire in 2006, is scheduled to be repaid in 10 remaining quarterly installments from the Registrant’s cash generated from operations.

Off-Balance Sheet Arrangements

     As part of the Registrant’s ongoing business, the Registrant does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, the Registrant was not involved in any material unconsolidated SPE transactions.

Contractual Obligations

     The following table sets forth the payments, by period, for the Registrant’s contractual obligations and should be read in conjunction with the “Liquidity and Capital Resources section herein. For further discussion of the Registrant’s long-term debt, see Note 5, “Equipment Debt,” to the Registrant’s 2003 Financial Statements.

Payments Due By Period
		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years
Contractual Obligations
Long-term debt	$2,101,500	$840,600	$1,260,900	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Container purchase obligations	—	—	—	—	—

Total Contractual Cash Obligations	$2,101,500	$840,600	$1,260,900	$—	$—

Results of Operations

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

     Pursuant to the Limited Partnership Agreement of the Registrant, all authority to administer the business of the Registrant is vested with CCC. A Leasing Agent Agreement (“Agreement”) exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership.

     The primary component of the Registrant’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from gross lease revenues billed by the Leasing Company from the leasing of the Registrant’s containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Registrant’s fleet. Direct operating expenses are direct costs associated with the Registrant’s containers. Direct operating expenses may be categorized as follows:

•	Activity-related expenses include agents costs and depot costs such as repairs, maintenance and handling.

•	Inventory-related expenses relate to off-hire containers and comprise storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered.

•	Legal and other expenses include legal costs, insurance and provisions for doubtful accounts.

     At December 31, 2003, approximately 98% of the original equipment remained in the Registrant’s fleet, unchanged when compared to December 31, 2002. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at December 31, 2003.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	2,819	739	807	40	80	25
Term lease (1-5 years)	1,049	511	819	35	184	21

Subtotal	3,868	1,250	1,626	75	264	46
Containers off lease	550	229	104	12	33	6

Total container fleet	4,418	1,479	1,730	87	297	52

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	4,553	100%	1,500	100%	1,750	100%	90	100%	300	100%	52	100%
Less disposals	135	3%	21	1%	20	1%	3	3%	3	1%	—	—%

Remaining fleet at December 31, 2003	4,418	97%	1,479	99%	1,730	99%	87	97%	297	99%	52	100%

     Industry observers report that global container trade grew by an estimated 8% during 2003, contributing to favorable container leasing market conditions, including high levels of demand for existing containers and a decline in off-hire container inventories. As a result, the Registrant maintained a high level of utilization for its dry cargo containers, with an averaged of 87% during 2003 as compared to 82% and 75% in 2002 and 2001, respectively. The current leasing market contrasts sharply with the container leasing market conditions experienced during 2001, when the demand for the Registrant’s containers, specifically dry cargo containers, was adversely affected by a slowdown in the global economy, contributing to lower utilization rates and higher container inventories throughout the world.

     The demand for leased containers by the global container shipping industry has contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent in Europe and North America. In many parts of Asia and particularly in the southeastern ports, the demand for cargo containers continued to exceed available supplies. The preference of shipping lines to employ leased containers to meet their container requirements also contributed to the strong demand for leased containers during 2003 . However, in response to a favorable shipping market, there are indications of an increased willingness by the shipping lines to purchase and finance the acquisition of new containers at higher levels in the near future, which may impact the demand for leased containers.

     Favorable shipping market conditions, combined with lower equipment costs and short term leases for older containers, have also resulted in the shipping lines’ diminishing discrimination against leasing older containers, a condition that typically exists during periods of surplus container supply. The favorable 2003 shipping market, combined with the current shortfall of containers, has resulted in an increase in the production of new containers during 2003 to a level that is expected to surpass record levels of previous years. The level of new container investment in 2004 is forecasted to equal or exceed the record levels of 2003. The ultimate impact of the increase in new container production on the Registrant’s operations is not immediately known; however, an increase in new container availability may reduce the demand for the Registrant’s older containers.

     Despite the benefits derived from favorable market conditions generated by the growth in world trade and strong growth in trade volumes to and from China, the uncertainty over the financial strength of the shipping industry remains a concern. Shipping lines are faced with rising container imbalances in most major trade routes, rising operating costs associated with repositioning empty containers into high demand locations. In addition, freight rates and their recent increases, remaining at levels lower than those achieved during previous years. The Registrant, CCC and the Leasing Company believe these conditions favor the larger more established shipping lines, which have witnessed strong recoveries in their performance over the last few years. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines reported operating losses during 2002, while others became insolvent during 2003. The financial impact of such losses for these shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

     Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, as well as the recent increase in new container production, all of which may temper the current demand for leased containers.

     The Registrant’s average fleet size and utilization rates for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	10,869	10,913	10,951
Refrigerated containers	682	683	686
Tank containers	52	52	52
Average utilization rates
Dry cargo containers	87%	82%	75%
Refrigerated containers	97%	96%	97%
Tank containers	79%	72%	77%

Since December 2001, the combined per-diem rental rate for the Registrant’s fleet of dry cargo containers declined by approximately 10%, while the combined per-diem rental rate for the Registrant’s fleet of refrigerated and tank containers declined by 21% and 23%, respectively. This decline is attributable to four main factors:

•	Per-diem rental rates decreased in correlation with the reduction in new container prices;

•	The Leasing Company converted lease agreements with several shipping lines from master to long-term leases, providing greater revenue stability but at lower lease rates than those earned under master leases;

•	The Leasing Company initiated new term leases for older equipment resulting in lower per-diem rates, while significantly reducing off-hire container inventory levels; and,

•	Interest rates, which influence per-diem rental rates, decline throughout the world’s economies.

The decline in the aforementioned per-diem rental rates contributed to a decline in gross lease revenue. However, higher utilization levels during the year contributed significantly to lower direct operating expenses due to the reduction in storage and other-inventory related expenses.

Although per-diem rental rates have declined during the aforementioned period, an increase in new container prices, as well as an increase in demand for leased containers resulted in the stabilization of per-diem rental rates during 2003. A significant improvement in lease per-diem rates is not expected until new container prices increase to levels much higher than those experienced during 2003.

     Net lease revenue was $2,863,738 for the year ended December 31, 2003 compared to $2,794,199 for the prior year. The increase was due to a $102,738 decrease in rental equipment operating expenses, partially offset by a $27,623 decline in gross rental revenue. Gross rental revenue was impacted by a 3% decline in the average combined per-diem rental rates 2003. The decrease in direct operating expense was attributable to the Registrant’s higher fleet utilization rates and its impact on activity-based expenses such as storage and handling, as well as a reduction in repositioning expenses. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were higher by a combined $5,576 when compared to 2002. This increase was attributable to the operating performance of the fleet.

     Depreciation expense of $1,939,205 in 2003 declined by $9,610 when compared to 2002, a direct result of the Registrant’s declining fleet size.

     Other general and administrative expenses amounted to $69,783 in 2003, consistent with 2002.

     Net gain on disposal of equipment was a result of the Registrant’s disposal of 46 containers in 2003, as compared to 28 containers during 2002. These disposals resulted in a net gain of $6,282 during 2003, compared to $1,192 during 2002. The Registrant believes that the net gain on container disposals in 2003 was a result of various factors, including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals.

     Interest expense of $76,746 for 2003 declined by $48,804 when compared to the prior year. This decrease was attributable to lower interest rates and lower average term debt balances outstanding during the year.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     Net lease revenue was $2,794,199 for the year 2002 compared to $2,884,037 for the prior year. The decrease was due to a $182,665 decline in gross rental revenue partially offset by a $76,228 decrease in rental equipment operating expenses from the year 2001. Gross rental revenue was impacted by lower per-diem rental rates. The decrease in direct operating expense was attributable to the Registrant’s higher dry cargo container utilization rate in 2002, and its impact on activity based expenses such as storage and handling. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $16,599 when compared to the year 2001. This decline was attributable to the operating performance of the fleet.

     Depreciation expense of $1,948,815 in 2002 was $22,933 greater than in 2001, primarily due to a larger average fleet size. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $33,300 in the year 2002.

     Other general and administrative expenses were $69,903 in 2002, a decrease of $21,528 or 24% when compared to 2001. Contributing to this decrease were reductions in professional fees, costs related to investor communications and net exchange rate losses.

     Net gain (loss) on disposal of equipment was a result of the Registrant disposing of 28 containers during 2002, as compared to 34 containers during 2001. These disposals resulted in a net gain of $1,192 for 2002, as compared to $10,857 for 2001. The Registrant believes that the net loss on container disposals in 2002 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographic location of the containers when disposed.

Critical Accounting Policies

     Container equipment – depreciable lives: The Registrant’s cargo container rental equipment is depreciated over a useful life of 15 years to a residual value of 10%. The Registrant and CCC evaluates the period of amortization and residual values to determine whether subsequent events and circumstances warrant revised estimates of useful lives and residual values.

     Container equipment – valuation: The Registrant and CCC review container rental equipment when changes in circumstances require consideration as to whether the carrying value of the equipment has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Registrant and CCC consider assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. The Registrant and CCC evaluate future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

     Allowance for doubtful accounts: The Leasing Company continually tracks the Registrant’s credit exposure to each of the sub-lessees of the Registrant’s containers using specialist third-party credit information services and reports prepared by its local staff to assess credit applications. The Leasing Company’s credit committee meets quarterly to analyze the performance of existing customers and to recommend actions taken in order to minimize credit risk. The Leasing Company derives an allowance for doubtful accounts reflecting specific amounts provided against known probable losses plus an additional amount based on historical loss experience. However, the Registrant’s net lease revenue may be subject to unexpected loss resulting from sub-lessees of its containers that default under their container lease agreements with the Leasing Company.

New Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees it has issued. The adoption of FIN 45 did not have a material impact on the Registrant’s results of operations and financial condition.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the Financial Accounting Standards Board issued an Interpretation that clarified and modified FIN 46 (“Revised Interpretations”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), to certain variable interest entities (“VIEs”) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Registrant does not expect FIN 46 to have a material impact on its results of operations and financial condition.

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on its financial statements.

Inflation

The Registrant believes inflation has not had a material adverse affect on the results of its operations.

Risk Factors That Could Affect Future Results

     Because of the following factors, as well as other variables affecting the Registrant’s operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

     Dependence of the Container Leasing Business on the Volume of World Trade and Other Factors. Containers, particularly marine dry cargo containers, are relatively simple, and fungible, items of capital equipment. While one distinguishing characteristic of container leasing companies is the level of service they provide to lessees, fundamentally the success of the container leasing business depends upon the level of demand for leased containers. While there is continuing demand from customers to transport their cargo in containers rather than by break-bulk methods, this demand, in turn, largely depends upon levels of world trade and the supply of containers relative to demand. When the volume of world trade decreases, container leasing companies are particularly apt to suffer since container lessees, most of which also have their own fleets of containers, generally reduce the number of leased containers in their fleets in favor of utilizing their fleet of owned containers. In addition, average daily revenue per leased container unit can decrease significantly as the volume of world trade decreases and the supply of available containers exceeds the level of demand. Such factors can cause a material reduction in a leasing company’s revenues. Furthermore, the increased availability of capital combined with low interest rates may provide an incentive for shipping lines to reduce their demand for leased containers in favor of purchasing them. As a result, the Registrant’s container leasing operations could be negatively affected by future fluctuations in world trade and other factors, including, without limitation, the supply and pricing of new and used containers, economic conditions in the shipping industry, fluctuations in interest rates and currency valuations, and other economic considerations that are inherently unpredictable and beyond the control of the Registrant, CCC and the Leasing Company.

     Risks of Ownership and Leasing of Special Purpose Containers. A portion of the Registrant’s container portfolio consists of special purpose containers, including refrigerated and tank containers. Unlike dry cargo containers, these containers are built for specific market demands. As such, the markets for the leasing of special purpose containers are narrower than the market for dry cargo containers. In the case of tank containers, the Leasing Company, on behalf of the Registrant, will lease to specialist operators (NVOCC’s —Non-Vessel Owning Common Carriers), companies that produce and ship their own goods (such as chemical companies and distillers), as well as ocean-going carriers. Lessors in these markets are thus more sensitive to fluctuations in the demand for and supply of such containers. Moreover, the ownership of refrigerated containers entails risks of mechanical breakdown and technological obsolescence not otherwise present in the ownership of dry cargo containers, and in the case of tank containers (which can transport hazardous materials) includes additional risks of environmental and tort liability.

     Risk of Terrorism Attack Involving Containers. Since September 11, 2001, the world’s governments, maritime authorities, and the maritime industry, have devoted increasing attention to enhancing the security of the global container transport chain. These efforts have included the Maritime Transportation Security Act of 2002, passed by Congress, and initiatives by the United States such as the Container Security Initiative and Customs-Trade Partnership Against Terrorism Program. Efforts to date have focused on increasing port security and container inspections, developing and implementing a program of sealing containers with mechanical and electronic seals from the point of loading to final delivery of the container, identifying shippers, storing cargo information in electronic format, and related measures. The task, is immense and the efforts undertaken to date are preliminary. The industry is well aware of the dire consequences should a terrorism incident occur involving the use of a cargo container. In any such event, the impact on global trade and the world economy could be immediate and materially adverse, specifically impacting the Registrant’s operations with high insurance costs, additional costs to implement or adopt container related security devices and measures, and ultimately, a loss of container leasing revenue.

     Other Risks of Container Leasing. In addition to the factors discussed above, the ability of the Leasing Company, on behalf of the Registrant, to keep the Registrant’s containers under leases yielding revenues which, after payment of operating expenses, provide an acceptable return may be adversely affected by other economic and business factors to which the transportation industry in general and the container leasing industry in particular are subject. These factors, which generally are beyond the control of the Registrant, CCC and the Leasing Company, include:

•	general economic conditions, such as inflation and fluctuations in general business conditions;

•	fluctuations in supply and demand for containers resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards;

•	increases in maintenance expenses, taxes, insurance costs, third party fees and other expenses attributable to the operation and the maintenance of the containers that cannot be offset by increased lease revenues from the containers;

•	the risk of uninsured losses with respect to the containers or insured losses for which insurance proceeds are inadequate, resulting in a possible loss of invested capital in and any profits anticipated from such containers;

•	the effects of strikes, labor disputes and foreign political unrest on the Registrant’s container leasing business;

•	bankruptcies, contract disputes, or defaults in payment by sub-lessees of the Registrant’s containers resulting in uncollectible amounts and the accumulation of expenses and off-lease time attributable to the recovery of containers, or the inability to recover containers from such lessees;

•	the possibility that sub-lessees of the Registrant’s containers will elect to purchase and own equipment rather than lease it from third parties, including the Leasing Company; and loss of revenues and increases in storage expenses during periods when containers are not being utilized.

     Effect of Operating Leases: Rental Payments are Insufficient to Return the Original Investment in the Containers. A preponderance of the containers acquired by the Registrant are leased pursuant to Operating Leases. Under an Operating Lease, the lessor receives aggregate rental payments in an amount that is insufficient to recover its original investment. In order for the Registrant to recover its investment and earn an adequate return thereon, the Leasing Company, on behalf of the Registrant, will on termination of the initial leases of the Registrant’s containers, have to obtain renewals from the original lessees, find new lessees or sell the containers. Operating Leases subject the Registrant to risks of fluctuation in rental rates and lack of demand for a particular container at the expiration of its lease. The success of the Leasing Company in leasing the Registrant’s containers and keeping the Registrant’s containers on lease will depend upon market conditions in the container and equipment leasing markets, the quality of maintenance of the containers, and other factors.

     Residual Value of Containers. The ultimate cash return of the Registrant’s investment in its containers will depend in part on the residual value of the containers at the point at which CCC determines that it is in the best interest of the Registrant to sell the containers. The amount realized on the sale of the containers will be substantially less than the price that the Registrant paid for the containers. Generally, used containers are sold in the non-maritime secondary market for use as temporary or permanent storage facilities. To a lesser extent, such containers are sold to shipping companies and container leasing companies for use in the maritime market. The demand for used containers depends on a variety of factors including the location of the container at the time of disposition, foreign currency exchange rates, and the factors discussed above that affect the market for marine cargo containers. One factor affecting the residual value of the containers will be the quality of maintenance provided by the Leasing Company and the sub-lessees of the Registrant’s containers. There can be no assurance that CCC will be able to arrange, on behalf of the Registrant, for adequate maintenance of the Registrant’s containers throughout their economically useful lives. The containers’ residual value will also depend upon factors beyond the control of the Registrant, CCC, the Leasing Company, or the container lessees, such as the cost of new containers, the quantity of used containers being supplied to the secondary market, technological advances in container construction and in techniques of ocean transportation, and developments in world trade.

     Competition. The Leasing Company, on behalf of the Registrant, will be in competition with several large international container leasing companies and numerous smaller leasing companies. Since 1997, the industry has witnessed significant consolidation. As of mid-2003, five leasing companies, each of which operates a fleet of approximately one million TEU, controlled approximately 70% of the worldwide leased container fleet. While the container leasing market is highly competitive, the large container leasing companies as a group might be able to exploit their greater financial resources to maintain or enhance their market share at the expense of the competitors such as the Registrant and Leasing Company.

     Defaults by Lessees. The default by a sub-lessee under a lease with the Leasing Company may cause the Registrant’s containers to be returned at a time when the Leasing Company may be unable to arrange for the re-leasing or sale of such containers. In such event, the Registrant would lose anticipated revenues, incur additional operating expenses, and, consequently, may be unable to recover its investment in such containers. In addition, because the Registrant’s containers will be leased outside of the United States, repossession of containers from sub-lessees who may default under a lease could prove difficult.

     Effect of Environmental Regulation on Refrigerated Containers. Historically, refrigerated containers have utilized a refrigerant gas, which is a chlorofluorocarbon (“CFC”) compound. It is generally assumed that CFCs are harmful to the Earth’s ozone layer when released into the atmosphere. Many nations, including the United States, have taken action, both collectively and individually, to regulate CFCs. These nations have set various targets for the reduction in production and use of CFCs, and their eventual elimination. There has been substantial progress in securing a viable substitute for the refrigerant used in containers. Production of new container refrigeration units operating with the replacement refrigerant became generally available in 1993. There can be no assurance that the new refrigerant will be as effective or as cost efficient as CFC compounds.

     Environmental Liability Risks. Under state and Federal laws of the United States, and under the laws of certain other nations, the owner of a container may be liable for environmental damage and/or cleanup costs and/or other sums in the event of actual or threatened discharge or other contamination by material in a container. This liability may be imposed on a container owner, such as the Registrant, even if the owner is not at fault. It is not possible to predict the amount of liability. The Leasing Company, on behalf of the Registrant, intends, subject to availability and prevailing market conditions, to obtain insurance against these risks on such terms and in such amounts as CCC and the Leasing Company deems reasonable. In addition, subject to availability and applicable insurance and container industry market conditions, the Leasing Company intends to require sub-lessees of the Registrant’s containers to obtain insurance which protects against these risks and further to compel lessees to indemnify and defend the Registrant in the case of an occurrence giving rise to possible liability under applicable environmental laws. There can, however, be no guarantee that insurance will be available to fully protect against environmental risk, or that CCC and the Leasing Company will be able to allocate the risk of environmental damage to lessees of the Registrant’s containers.

     Reliance Upon CCC and the Leasing Company. The Registrant’s operations are dependent upon the ability of CCC, and its affiliate, the Leasing Company, to arrange for the leasing, maintenance and eventual sale of containers on behalf of the Registrant. The Registrant’s limited partners have no right to take part in the day-to-day management of the Registrant; all decisions with respect to such management will be made exclusively by CCC.

     Conflicts of Interest. In managing the Registrant, CCC is subject to conflicts of interest, meaning that it is confronted with decisions whereby it has an economic incentive to place its interests above those of the Registrant. CCC and its affiliates, including the Leasing Company, are in the business of managing containers for third parties, for CCC’s existing partnerships and programs, and for their own account, and will be subject to a conflict of interest in times of low demand for and excess supply of such containers. The Registrant’s Partnership Agreement provides that neither CCC nor its affiliates will be obligated to present any particular investment or leasing opportunity to the Registrant, even if such opportunity is suitable for the Registrant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Exchange rate risk: In 2003, over 95% of the Registrant’s revenues are billed and paid in US dollars. The Leasing Company believes that the proportion of US dollar revenues may decrease in future years, reflecting a more diversified customer base and lease portfolio. Approximately 80% of the Registrant’s direct operating expenses in 2003 were incurred and paid in US dollars. Of the remaining costs, approximately 72% are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost-effective hedging.

     The Leasing Company may hedge a portion of the expenses that are predictable and are principally in UK pounds sterling. As exchange rates are outside of the control of the Registrant and Leasing Company, there can be no assurance that such fluctuations will not adversely affect its results of operations and financial condition.

     Interest rate risk: Outstanding borrowings are subject to interest rate risk. At December 31, 2003, 100% of total borrowings had floating interest rates. The Registrant conducted an analysis of variable interest rate borrowing to determine its sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to market rates, the expected effect would not significantly reduce annual cash flows of the Registrant.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Partners
Cronos Global Income Fund XVI, L.P.

We have audited the accompanying balance sheets of Cronos Global Income Fund XVI, L.P. (the “Partnership”) as of December 31, 2003 and 2002, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
February 13, 2004

CRONOS GLOBAL INCOME FUND XVI, L.P.

Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents, includes $1,087,138 in 2003 and $1,299,262 in 2002 in interest-bearing accounts (note 3)	$1,276,250	$1,561,006
Net lease receivables due from Leasing Company (notes 1 and 4)	265,227	262,801

Total current assets	1,541,477	1,823,807

Container rental equipment, at cost	31,476,999	31,626,992
Less accumulated depreciation	12,951,863	11,093,592

Net container rental equipment (note 1)	18,525,136	20,533,400

Other assets	799,543	820,776

Total assets	$20,866,156	$23,177,983

Liabilities and Partners’ Capital
Current liabilities:
Interest payable	$5,285	$9,450
Current portion of equipment debt (note 5)	840,600	840,600

Total current liabilities	845,885	850,050
Equipment debt less current portion (note 5)	1,260,900	2,101,500

Total liabilities	2,106,785	2,951,550

Partners’ capital (deficit):
General partner	(44,129)	(34,817)
Limited partners (note 9)	18,803,500	20,261,250

Total partners’ capital	18,759,371	20,226,433

Total liabilities and partners’ capital	$20,866,156	$23,177,983

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Statements of Operations

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Net lease revenue (notes 1 and 8)	$2,863,738	$2,794,199	$2,884,037
Other operating income (expenses):
Depreciation and amortization (notes 1 and 4)	(1,939,205)	(1,948,815)	(1,925,882)
Other general and administrative expenses	(69,783)	(69,903)	(91,431)
Net gain on disposal of equipment	6,282	1,192	10,857

	(2,002,706)	(2,017,526)	(2,006,456)

Income from operations	861,032	776,673	877,581
Other income (expense):
Interest income	10,315	20,796	49,062
Interest expense	(76,746)	(125,550)	(268,400)

	(66,431)	(104,754)	(219,338)

Net income	$794,601	$671,919	$658,243

Allocation of net income:
General partner	$99,465	$66,276	$94,507
Limited partners	695,136	605,643	563,736

	$794,601	$671,919	$658,243

Limited partners’ per unit share of net income	$0.43	$0.38	$0.35

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Statements of Partners’ Capital

For the years ended December 31, 2003, 2002 and 2001

	Limited	General
	Partners	Partner	Total
Balances at January 1, 2001	$22,391,186	$(25,351)	$22,365,835
Net income	563,736	94,507	658,243
Cash distributions	(1,832,953)	(96,471)	(1,929,424)

Balances at December 31, 2001	21,121,969	(27,315)	21,094,654
Net income	605,643	66,276	671,919
Cash distributions	(1,466,362)	(73,778)	(1,540,140)

Balances at December 31, 2002	20,261,250	(34,817)	20,226,433
Net income	695,136	99,465	794,601
Cash distributions	(2,152,886)	(108,777)	(2,261,663)

Balances at December 31, 2003	$18,803,500	$(44,129)	$18,759,371

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$794,601	$671,917	$658,243
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,939,205	1,948,815	1,925,882
Net gain on disposal of equipment	(6,282)	(1,192)	(10,857)
Decrease (increase) in net lease receivables due from Leasing Company	3,253	(69,589)	52,242
Decrease in interest payable	(4,165)	(2,696)	(22,864)

Total adjustments	1,932,011	1,875,348	1,944,403

Net cash provided by operating activities	2,726,612	2,547,265	2,602,646

Cash flows from investing activities:
Proceeds from sale of container rental equipment	90,895	98,552	83,688

Cash flows from financing activities:
Repayments of term debt	(840,600)	(840,600)	(840,600)
Distributions to partners	(2,261,663)	(1,540,140)	(1,929,424)

Net cash used in financing activities	(3,102,263)	(2,380,740)	(2,770,024)

Net (decrease) increase in cash and cash equivalents	(284,756)	265,077	(83,690)
Cash and cash equivalents at beginning of year	1,561,006	1,295,929	1,379,619

Cash and cash equivalents at end of year	$1,276,250	$1,561,006	$1,295,929

Supplementary disclosure of cash flow information:
Cash paid during the year for interest	$80,912	$129,514	$291,264

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Financial Statements

December 31, 2003, 2002 and 2001

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment during 2003, 2002 and 2001.

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

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Financial Statements

(k)	New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees it has issued. The adoption of FIN 45 did not have a material impact on the Partnership’s results of operations and financial condition.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the Financial Accounting Standards Board issued an Interpretation that clarified and modified FIN 46 (“Revised Interpretations”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), to certain variable interest entities (“VIEs”) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Partnership has not entered into any material arrangements with VIEs and does not expect FIN 46 to have a material impact on its results of operations and financial condition.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on its financial statements.

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

The Partnership derives revenues from dry cargo containers, refrigerated containers and tank containers used by its customers in global trade routes. As of December 31, 2003, the Partnership owned 4,418 twenty-foot, 1,479 forty-foot and 1,730 forty-foot high-cube marine dry cargo containers, as well as 87 twenty-foot and 297 forty-foot refrigerated high-cube cargo containers, and 52 twenty-four thousand-liter tanks. A summary of gross lease revenue earned by the Leasing Company, on behalf of the Partnership, by product, for the years ended December 31, 2003, 2002 and 2001 follows:

	2003	2002	2001
Dry cargo containers	$2,667,383	$2,690,436	$2,756,538
Refrigerated containers	1,251,211	1,260,091	1,360,471
Tank containers	139,077	134,767	150,950

Total	$4,057,671	$4,085,294	$4,267,959

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Financial Statements

(2)	Operating Segment (continued)

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”

The Partnership is not dependent upon any particular customer or group of customers of the Leasing Company. Only one single sub-lessee of the Leasing Company accounts for more than 10% of the Partnership’s revenue. This customer, APL, generated 10.4% or $423,378 of the Leasing Company’s rental revenue earned during 2003 on behalf of the Partnership. One single sub-lessee of the Leasing Company, APL, generated approximately 10% or $419,635 of the Leasing Company’s rental revenue earned on behalf of the Partnership during 2002. One sub-lessee of the Leasing Company, COSCO, generated approximately 11% or $471,775 of the rental revenue earned on behalf of the Partnership during 2000.

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

(4)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership as well as proceeds earned from container disposals. Net lease receivables at December 31, 2003 and 2002 were as follows:

	December 31,	December 31,
	2003	2002
Gross lease receivables	$689,966	$739,597
Less:
Direct operating payables and accrued expenses	295,401	282,855
Damage protection reserve (note 7)	44,426	41,291
Base management fees payable	25,546	96,463
Reimbursed administrative expenses	15,843	16,002
Allowance for doubtful accounts	43,523	40,185

Net lease receivables	$265,227	$262,801

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Financial Statements

(5)	Equipment Debt

As of December 31, 2003, the Partnership’s existing term loan debt was $2,101,500 plus estimated accrued interest of $5,285. On March 30, 2000, the Partnership borrowed $5,043,600 under a term loan for the purpose of acquiring additional equipment. The loan will be repaid in 10 remaining equal quarterly installments plus interest, through May 31, 2006. Interest accrues at the rate of 1.75% above the LIBOR rate which is calculated on the first day of each quarterly interest period. During 2003, 2002 and 2001, the interest rates ranged from 2.90% to 3.20%, 3.18% to 3.85% and 3.85% to 8.50%, respectively. The loan is secured by containers owned by the Partnership, as well as, any income generated in connection with the containers including lease revenue and sales proceeds. A restricted deposit of $750,000 is held in an account with the lender as additional collateral.

As of December 31, 2003, the estimated fair value of the term loan debt was $2,092,051. The fair value of the term loan has been calculated using the market rates prevailing at December 31, 2003.

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

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for 2003, 2002 and 2001:

	2003	2002	2001
Rental revenue	$4,057,671	$4,085,294	$4,267,959
Less:
Rental equipment operating expenses	713,279	816,017	892,245
Base management fees (note 9)	282,731	280,696	295,533
Reimbursed administrative expenses (note 9):
Salaries	138,943	136,063	131,987
Other payroll related expenses	14,930	15,037	13,388
General administrative expenses	44,050	43,282	50,769

Net lease revenue	$2,863,738	$2,794,199	$2,884,037

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

	2003	2002	2001
Base management fees	$282,731	$280,696	$295,533
Reimbursed administrative expenses	197,923	194,382	196,144

	$480,654	$475,078	$491,677

(9)	Limited Partners’ Capital

Beginning in the year 2002, cash distributions made to the limited partners included distributions of proceeds from equipment sales in the amount of $106,646 and $79,985 during 2003 and 2002, respectively. These distributions, as well as cash distributions from operations, are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital at December 31, 2003, 2001 and 2000 was $12, $13 and $13, respectively. This is calculated by dividing the limited partners’ capital at the end of each year by 1,599,667, the total number of limited partnership units.

************************

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Inapplicable.

Item 9A. Controls and Procedures

     The principal executive and principal financial officers of CCC have evaluated the disclosure controls and procedures of the Registrant as of the end of the period covered by this report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Registrant that are designed to ensure that information required to be disclosed by the Registrant in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and principal financial officers of CCC have concluded that the Registrant’s disclosure controls and were effective such that the information required to be disclosed by the Registrant in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to CCC’s management, including CCC’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect the Registrant’s internal controls subsequent to the evaluation described above conducted by CCC’s principal executive and financial officers.

PART III

Item 10. Directors and Executive Officers of the Partnership

     The Partnership, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at February 29, 2004, are as follows:

Name	Office
Dennis J. Tietz	President, Chief Executive Officer and Director
John Kallas	Vice President, Chief Financial Officer and Director
Elinor A. Wexler	Vice President/Administration, Secretary and Director
John M. Foy	Director

     Dennis J. Tietz Mr. Tietz, 51, as President and Chief Executive Officer, is responsible for the general management of CCC. Mr. Tietz was appointed Chief Executive Officer of The Cronos Group, indirect corporate parent of CCC, in December 1998 and elected Chairman of the Board of Directors in March 1999. Mr. Tietz is also President and a director of Cronos Securities Corp. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC’s investment programs. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

     Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

     John Kallas Mr. Kallas, 41, was elected Vice President, Chief Financial Officer of CCC in November, 2000. Mr. Kallas also joined the Board of Directors of CCC in November, 2000. Mr. Kallas has been employed by CCC since 1989, and is responsible for managed container investment programs, treasury, and CCC’s financial operations. Mr. Kallas has held various accounting positions since joining Cronos including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco.

     Mr. Kallas holds a Masters degree in Finance and Business Administration from St. Mary’s College, a B.S. degree in Business Administration/Accounting from the University of San Francisco and is a certified public accountant.

     Elinor A. Wexler Ms. Wexler, 55, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler joined the Board of Directors of CCC in June 1997. Ms. Wexler has been employed by CCC since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

     Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

     John M. Foy Mr. Foy, 58, was elected to the Board of Directors of CCC in April 1999. See key management personnel of the Leasing Company for further information.

     The key management personnel of the Leasing Company and its affiliates at February 29, 2004, were as follows:

Name	Title
Peter J. Younger	Chief Operating Officer/Chief Financial Officer
John M. Foy	Senior Vice President/Americas
Nico Sciacovelli	Senior Vice President/Europe, Middle East and Africa
John C. Kirby	Senior Vice President/Operations

     Peter J. Younger Mr. Younger, 47, was elected to the Board of Directors of The Cronos Group on January 13, 2000. Mr. Younger will serve as a director until the 2004 annual meeting and his successor is elected and takes office. Mr. Younger was appointed as Chief Operating Officer of The Cronos Group on August 4, 2000, and its Chief Financial Officer in March 1997. From 1991 to 1997, Mr. Younger served as Vice President of Finance for the Leasing Company, located in the UK. From 1987 to 1991 Mr. Younger served as Vice President and Controller for CCC in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.

     John M. Foy Mr. Foy, 58, is directly responsible for the Leasing Company’s lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

     Nico Sciacovelli Mr. Sciacovelli, 54, was elected Senior Vice President - Europe, Middle East and Africa in June 1997. Mr. Sciacovelli is directly responsible for the Leasing Company’s lease marketing and operations in Europe, the Middle East and Africa and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Area Director and Area Manager for Southern Europe. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager at Interpool Ltd.

     John C. Kirby Mr. Kirby, 50, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Senior Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

Audit Committee

     The Registrant is governed by CCC pursuant to the terms and provisions of its Partnership Agreement. The business of CCC, in turn, is supervised by its board of directors, consisting of Dennis J. Tietz, John Kallas, Elinor A. Wexler and John M. Foy. All of the members of CCC’s board of directors are officers of CCC and therefore are not “independent” as defined by the rules of the SEC. The board of directors of CCC oversees the accounting and financial reporting processes of the Registrant and the audits of the financial statements of the Registrant.

Audit Committee Financial Expert

     The board of directors of CCC has determined that John Kallas, a member of CCC’s board, qualifies as an audit committee financial expert within the meaning of the rules of the SEC. CCC’s board has made this judgment by reason of Mr. Kallas’ experience and training, described above in Mr. Kallas’ biography, under the listing of officers and directors of CCC. Because Mr. Kallas is an officer of CCC, he is not considered “independent” within the meaning of the rules of the SEC.

Code of Ethics

CCC has adopted a Code of Ethics (the “Code”) that applies to the senior officers of CCC, including the officers identified above. The Code is designed to promote honest and ethical conduct by such officers in their management of the business of CCC, including its activities as general partner of the Registrant; the full and fair disclosure in the reports and documents CCC prepares for and on behalf of the Registrant; and compliance with applicable governmental laws, rules, and regulations. The Code provides a mechanism for the reporting of violations of the Code and measures to enforce adherence to the Code. A copy of the Code may be requested, without charge, from:

Cronos Capital Corp.
The General Partner
Attention: Corporate Secretary
One Front Street, Suite 925
San Francisco, CA 94111
(415) 677-8990
ir@cronos.com

Section 16(a) Beneficial Ownership Reporting Compliance

     The Registrant has followed the practice of reporting acquisitions and dispositions of the Registrant’s units of limited partnership interests by CCC, its general partner. As CCC did not acquire or dispose of any of the Registrant’s units of limited partnership interests during the fiscal year ended December 31, 2003, no reports of beneficial ownership under Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed with the SEC

Item 11. Executive Compensation

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

     The following table sets forth the fees the Registrant paid (on a cash basis) to CCC or the Leasing Company (“CCL”) for the year ended December 31, 2003.

			Cash Fees and
	Name	Description	Distributions
1)	CCL	Base management fees - equal to 7% of gross lease revenues attributable to operating leases pursuant to Section 4.3 of the Limited Partnership Agreement		$353,648
2)	CCC CCL	Reimbursed administrative expenses equal to the costs expended by CCC and it’s affiliates for services necessary to the prudent operation of the Registrant pursuant to Section 4.4 of the Limited Partnership Agreement	$ $	23,220 174,862
3)	CCC	Interest in Fund - 5% of distributions of distributable cash for any quarter pursuant to Section 6.1 of the Limited Partnership Agreement		$108,777

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     (a) Security Ownership of Certain Beneficial Owners

     There is no person or “group” of persons known to management of CCC to be the beneficial owner of more than five percent of the outstanding units of limited partnership interests of the Partnership.

     (b) Security Ownership of Management

     The Registrant has no directors or officers. It is managed by CCC. CCC owns five units, representing 0.0003% of the total amount of units outstanding.

     (c) Changes in Control

     Inapplicable.

Item 13. Certain Relationships and Related Transactions

     (a) Transactions with Management and Others

     The Registrant’s only transactions with management and other related parties during 2003 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner, and its affiliates. See Item 11, “Executive Compensation,” herein.

     (b) Certain Business Relationships

     Inapplicable.

     (c) Indebtedness of Management

     Inapplicable.

     (d) Transactions with Promoters

     Inapplicable.

Item 14. Principal Accountant Fees and Services

     CCC, on behalf of the Registrant, has appointed Deloitte & Touche LLP as the Registrant’s independent auditor for the fiscal year ending December 31, 2003. CCC’s board of directors has the authority to pre-approve audit related and non-audit services on behalf of the Registrant, that are not prohibited by law, to be performed by the Registrant’s independent auditors.

Audit Fees

     Audit fees represent fees for professional services provided in connection with the audit of the Registrant’s financial statements and review of its quarterly financial statements and audit services provided in connection with its statutory or regulatory filings. The Registrant incurred fees of $21,844 and $20,085 during the fiscal years ending December 31, 2003 and 2002, respectively, for these audit services.

Audit-Related Fees

     The Registrant did not incur audit-related fees during the fiscal years ending December 31, 2003 and 2002. Typically, audit-related fees, if incurred, would consist of fees for accounting consultations and other attestation services.

Tax Fees

     The Registrant did not incur tax fees during the fiscal years ending December 31, 2003 and 2002. Typically, tax fees, if incurred, would consist of fees for compliance services, tax advice and tax planning.

All Other Fees

     The Registrant did not incur any other fees for services provided by its independent auditor during the fiscal years ending December 31, 2003 and 2002.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

		Page
(a)1.	Financial Statements
	Independent Auditors’ Report	24
(a)2.	The following financial statements of the Registrant are included in Part II, Item 8:
	Balance Sheets – as of December 31, 2003 and 2002	25
	Statements of Operations – for the years ended December 31, 2003, 2002 and 2001	26
	Statements of Partners’ Capital – for the years ended December 31, 2003, 2002 and 2001	27
	Statements of Cash Flows – for the years ended December 31, 2003, 2002 and 2001	28
	Notes to Financial Statements	29

     All schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.

     (a)3. Exhibits

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 28, 1995	(a)

3(b)	Certificate of Limited Partnership of the Registrant	(b)

10	Form of Leasing Agent Agreement with Cronos Containers Limited	(c)

10.1	Note Purchase Agreement, dated as of March 30, 2000, by and between the Registrant (the “Company”), Cronos Containers Limited (the “Guarantor”) and IBJ Whitehall Business Credit Corporation (the “Purchaser”)	(d)

10.2	Guarantee, dated as of March 30, 2000, by and between the Guarantor, the Company and the Purchaser	(e)

10.3	Secured note, dated as of March 30, 2000, by and between the Company and the Purchaser	(f)

10.4	Pledge and Security Agreement, dated as of March 30, 2000, by and between the Registrant (the “Debtor”) and IBJ Whitehall Business Credit Corporation (the “Secured Party)”	(g)

Exhibit
No.	Description	Method of Filing
31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document (h)

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2003.

(a)	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

(b)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

(c)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

(d)	Incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant for the quarterly period ended March 31, 2000

(e)	Incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the Registrant for the quarterly period ended March 31, 2000

(f)	Incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q of the Registrant for the quarterly period ended March 31, 2000

(g)	Incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q of the Registrant for the quarterly period ended March 31, 2000

(h)	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

Date: March 26, 2004

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Dennis J. Tietz Dennis J. Tietz	President and Director of Cronos Capital Corp. (“CCC”) (Principal Executive Officer of CCC)	March 26, 2004
/s/ John Kallas John Kallas	Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) (Principal Financial and Accounting Officer of CCC)	March 26, 2004
/s/ Elinor A. Wexler Elinor A. Wexler	Vice President-Administration, Secretary and Director of Cronos Capital Corp.	March 26, 2004

Supplemental Information

     The Registrant’s annual report will be furnished to its limited partners on or about April 30, 2004. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

Exhibit Index

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 28, 1995	(a)

3(b)	Certificate of Limited Partnership of the Registrant	(b)

10	Form of Leasing Agent Agreement with Cronos Containers Limited	(c)

10.1	Note Purchase Agreement, dated as of March 30, 2000, by and between the Registrant (the “Company”), Cronos Containers Limited (the “Guarantor”) and IBJ Whitehall Business Credit Corporation (the “Purchaser”)	(d)

10.2	Guarantee, dated as of March 30, 2000, by and between the Guarantor, the Company and the Purchaser	(e)

10.3	Secured note, dated as of March 30, 2000, by and between the Company and the Purchaser	(f)

10.4	Pledge and Security Agreement, dated as of March 30, 2000, by and between the Registrant (the “Debtor”) and IBJ Whitehall Business Credit Corporation (the “Secured Party)”	(g)

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document (h)

(a)	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

(b)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

(c)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

(d)	Incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant for the quarterly period ended March 31, 2000

(e)	Incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the Registrant for the quarterly period ended March 31, 2000

(f)	Incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q of the Registrant for the quarterly period ended March 31, 2000

(g)	Incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q of the Registrant for the quarterly period ended March 31, 2000

(h)	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.