Form 10-Q
period 2004-06-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 2004-08-12
CIK 1002519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-27496

CRONOS GLOBAL INCOME FUND XVI, L.P.

(Exact name of registrant as specified in its charter)

California	94-3230380
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Front Street, Suite 925, San Francisco, California 94111
(Address of principal executive offices)                 (Zip Code)

(415) 677-8990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No [  ] .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] . No [X] .

CRONOS GLOBAL INCOME FUND XVI, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s condensed balance sheets as of June 30, 2004 and December 31, 2003, condensed statements of operations for the three and six months ended June 30, 2004 and 2003, and condensed statements of cash flows for the six months ended June 30, 2004 and 2003, (collectively the “Financial Statements”) prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information present not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Registrant’s December 31, 2003 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Registrant and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.

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

CRONOS GLOBAL INCOME FUND XVI, L.P.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents, includes $737,137 at June 30, 2004 and $1,087,138 at December 31, 2003 in interest-bearing accounts	$955,603	$1,276,250
Net lease receivables due from Leasing Company (notes 1 and 2)	308,456	265,227

Total current assets	1,264,059	1,541,477

Container rental equipment, at cost	31,360,090	31,476,999
Less accumulated depreciation	(13,856,783)	(12,951,863)

Net container rental equipment	17,503,307	18,525,136

Other assets	788,927	799,543

Total assets	$19,556,293	$20,866,156

Liabilities and partners’ capital
Current liabilities:
Interest payable	$4,482	$5,285
Current portion of equipment debt	840,600	840,600

Total current liabilities	845,082	845,885
Equipment debt less current portion	840,600	1,260,900

Total liabilities	1,685,682	2,106,785

Partners’ capital (deficit):
General partner	(47,728)	(44,129)
Limited partners	17,918,339	18,803,500

Total partners’ capital	17,870,611	18,759,371

Total liabilities and partners’ capital	$19,556,293	$20,866,156

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net lease revenue (notes 1 and 3)	$753,969	$684,456	$1,387,451	$1,420,884
Other operating income (expenses):
Depreciation	(482,541)	(485,174)	(964,940)	(970,767)
Other general and administrative expenses	(19,491)	(17,906)	(38,670)	(37,450)
Net gain on disposal of equipment	5,547	6,926	5,819	6,559

Income from operations	257,484	188,302	389,660	419,226
Other (expense) income:
Interest income	1,573	3,266	3,225	6,790
Interest expense	(13,817)	(20,864)	(28,882)	(42,012)

	(12,244)	(17,598)	(25,657)	(35,222)

Net income	$245,240	$170,704	$364,003	$384,004

Allocation of net income:
General partner	$31,283	$29,316	$56,079	$50,898
Limited partners	213,957	141,388	307,924	333,106

	$245,240	$170,704	$364,003	$384,004

Limited partners’ per unit share of net income	$0.13	$0.09	$0.19	$0.21

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Net cash provided by operating activities	$1,281,522	$1,384,562
Cash flows provided by investing activities:
Proceeds from disposal of equipment	70,893	35,360
Cash flows used in financing activities:
Repayment of term debt	(420,300)	(420,300)
Distribution to general partners	(59,677)	(51,553)
Distribution to limited partners	(1,193,085)	(1,006,457)

Total distribution to partners	(1,252,762)	(1,058,010)

Net cash used in financing activities	(1,673,062)	(1,478,310)

Net decrease in cash and cash equivalents	(320,647)	(58,388)
Cash and cash equivalents at the beginning of the period	1,276,250	1,561,006

Cash and cash equivalents at the end of the period	$955,603	$1,502,618

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

     (d) Container Rental Equipment

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and six-month periods ended June 30, 2004 and 2003.

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

The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to determine the adequacy of the carrying value of container rental equipment in accordance with SFAS No. 144. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, recognition of an impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

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

(2) Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2004 and December 31, 2003 were as follows:

	June 30,	December 31,
	2004	2003
Gross lease receivables	$705,798	$689,966
Less:
Direct operating payables and accrued expenses	273,892	295,401
Damage protection reserve	49,087	44,426
Base management fees payable	22,707	25,546
Reimbursed administrative expenses	16,431	15,843
Allowance for doubtful accounts	35,225	43,523

Net lease receivables	$308,456	$265,227

(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Unaudited Condensed Financial Statements

(3) Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2004 and 2003 was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Rental revenue (note 4)	$1,027,325	$1,008,928	$2,008,964	$2,024,224
Less:
Rental equipment operating expenses	149,794	201,934	377,437	362,879
Base management fees	70,609	71,079	139,327	141,395
Reimbursed administrative expenses	52,953	51,459	104,749	99,066

Net lease revenue	$753,969	$684,456	$1,387,451	$1,420,884

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

The Partnership derives its revenues from dry cargo, refrigerated and tank containers used by its customers in global trade routes. As of June 30, 2004, the Partnership operated 4,385 twenty-foot, 1,474 forty-foot and 1,723 forty-foot high-cube marine dry cargo containers, as well as 87 twenty-foot and 297 forty-foot high-cube refrigerated cargo containers, and 52 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 2004 and 2003 follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Dry cargo containers	$685,236	$659,096	$1,340,536	$1,330,613
Refrigerated containers	304,043	317,529	590,952	629,620
Tank containers	38,046	32,303	77,476	63,991

Total	$1,027,325	$1,008,928	$2,008,964	$2,024,224

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

(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Unaudited Condensed Financial Statements

(5) Equipment Debt

As of June 30, 2004, the Partnership’s existing term loan debt was $1,681,200, plus accrued interest of approximately $4,480. On March 30, 2000, the Partnership borrowed $5,043,600 under a term loan for the purpose of acquiring additional equipment. The terms of the loan required it to be repaid in eight remaining equal quarterly installments plus interest, through May 31, 2006. Interest accrues at the rate of 1.75% above the LIBOR rate which is calculated on the first day of each quarterly interest period. Over the life of the loan, the interest rates have ranged from 2.87% to 8.58%. The loan is secured by containers owned by the Partnership, as well as any income generated in connection with the containers including lease revenue and sales proceeds. A restricted deposit of $750,000 is held in an account with the lender as additional collateral and is included in Other Assets on the Balance Sheet. Subsequent to June 30, 2004, the Registrant notified the lender of its intent to prepay the remaining outstanding balance of the term loan debt, and any accrued but unpaid interest thereon, on August 31, 2004.

As of June 30, 2004, the estimated fair value of the term loan debt was $1,682,455. The fair value of the term loan has been calculated using the market rates prevailing at May 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Registrant’s historical financial condition and results of operations should be read in conjunction with the Registrant’s December 31, 2003 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers and has full discretion over which ocean carriers, and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2004, 97% of the original equipment remained in the Registrant’s fleet, compared to 98% at December 31, 2003. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2004.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	2,873	744	880	61	104	23
Term lease (1-5 years)	1,268	591	792	17	172	23

Subtotal	4,141	1,335	1,672	78	276	46
Containers off lease	244	139	51	9	21	6

Total container fleet	4,385	1,474	1,723	87	297	52

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	4,553	100%	1,500	100%	1,750	100%	90	100%	300	100%	52	100%
Less disposals	168	4%	26	2%	27	2%	3	3%	3	1%	0	0%

Remaining fleet at June 30, 2004	4,385	96%	1,474	98%	1,723	98%	87	97%	297	99%	52	100%

The general increase in trade volumes that emerged during the three-month period ending March 31, 2004, continued during the three-month period ending June 30, 2004, contributing to stronger container leasing market conditions and higher levels of demand for new and existing containers. The Registrant’s dry cargo container utilization measured 94% at June 30, 2004, compared to 89% at December 31, 2003.

The six-month period ending June 30, 2004 experienced substantial growth in container trade volumes, especially within Asia-Europe and intra-Asian trade routes. China’s import and export markets were a catalyst to this growth. These increases in trade volumes exasperated the world’s ports and railroads, contributing to congestion and additional demand in some locations.

Although container manufacturers stepped up production in the first half of 2004 in order to meet the increased container demand by shipping lines, production of new containers was hampered somewhat by steel shortages earlier in the year, contributing to stronger market conditions for leased containers. As steel prices increased during 2004, the price of a new twenty-foot dry cargo container also increased to as high as $2,000 in the first and second quarters of 2004, compared to $1,350 in the latter part of 2003.

Off-hire inventories of older containers throughout the world declined, as shipping lines employed more leased containers to meet their container requirements. This decline in inventories has resulted in substantial decreases in storage expenses, and expenditures to reposition containers from low demand locations to locations of higher demand. Declining inventories have also contributed to an increase in proceeds per container realized on the sale of used containers, as fewer containers were available to meet the demand of buyers of existing containers. The Registrant’s dry cargo inventory of off-hire containers at June 30, 2004 decreased approximately 58% in comparison to June 30, 2003.

Per-diem rates for new containers increased in line with the increase in new container costs, while per diems for older containers remained relatively unchanged, as the lease market for older containers remains competitive, and therefore, subject to significant pricing pressures. The Registrant’s average dry cargo container per-diem rate for the three-month period ended June 30, 2004 decreased slightly in comparison to the same period in the prior year.

Although favorable market conditions currently exist for container lessors, the current market conditions may negatively impact the shipping lines. Sharply rising charter rates for ships, combined with the rise in steel prices and the related increase in new container prices, have created a concern for both the shipping lines and therefore, the leasing companies. Although some shipping lines have experienced an increase in freight rates in line with the strong demand on major trade routes, some shipping lines are facing increased financial pressures, especially those shipping lines that rely on operating their containerships via short-term charters. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance over the last few quarters. Some regional intra-Asia shipping lines have cut back services in some routes in an attempt to reduce their rising costs. The Registrant, CCC and the Leasing Company remain cautious, and continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from these shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, including the price of oil, inflation concerns and its impact on interest rates, US trade and budget deficits, China’s efforts to cool its economy, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, threats of another major terrorist attack, as well as new container production levels, all of which may have an impact on the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	10,789	10,876	10,799	10,884
Refrigerated containers	681	683	681	683
Tank containers	52	52	52	52
Average Utilization
Dry cargo containers	93%	88%	91%	87%
Refrigerated containers	93%	99%	90%	99%
Tank containers	92%	73%	92%	70%

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

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Net lease revenue of $753,969 for the three months ended June 30, 2004 was $69,513 higher than in the corresponding period of 2003. The increase was primarily due to a decline in rental equipment operating expenses of $52,140 when compared to the same three month period in 2003, as well as a $18,397 increase in gross lease revenue. Increases in utilization levels contributed to a reduction in rental equipment operating expenses during the three-month period ended June 30, 2004, as storage costs declined inline with diminishing inventories of idle containers, and the need to move containers from low demand locations to high demand locations was reduced, resulting in lower repositioning costs. The increase in net lease revenue was partially offset by an increase in the provision for doubtful accounts.

Depreciation expense of $482,541 for the three months ended June 30, 2004 was $2,633 lower than the same period in 2003.

Other general and administrative expenses were $19,491 in the second quarter of 2004, were $1,585 higher than the same period in 2003, primarily due to an increase in investor communication expenses.

Net gain on disposal of equipment was a result of the Registrant disposing of 11 containers during the three-month period ended June 30, 2004. Similarly, 10 containers were disposed of during the same period in 2003. These disposals resulted in a net gain of $5,547 compared to $6,926 for the three-month periods ended June 30, 2004 and 2003, respectively. The Registrant believes that the net gain on container disposals in the three-month period ended June 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended June 30, 2004 and 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Net lease revenue of $1,387,451 for the six months ended June 30, 2004 was $33,433 lower than in the corresponding period of 2003. The decrease was primarily due to a $14,558 increase in rental equipment operating expenses from the same period in 2003, as well as a $15,260 decrease in gross lease revenue. Contributing to the increase in rental equipment operating expenses were higher repair and maintenance expenses. These expenses were partially offset by decreases in storage and repositioning costs resulting from higher utilization levels .

Depreciation expense of $964,940 for the six months ended June 30, 2004 was $5,827 lower than the same period in 2003.

Other general and administrative expenses were $38,670 in the first six months of 2004, compared to $37,450 in the corresponding period of 2003, representing a increase of $1,220 or 3%.

Net gain on disposal of equipment was a result of the Registrant disposing of 45 containers during the six-month period ended June 30, 2004 as compared to 23 containers disposed of during the same period in 2003. These disposals resulted in a net gain of $5,819 and $6,559 for the six-month periods ended June 30, 2004 and 2003, respectively. There were no reductions to the carrying value of container rental equipment due to impairment during the six-month periods ended June 30, 2004 and 2003.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $1,281,522 and $1,384,562 during the first six months of 2004 and 2003, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ended June 30, 2004 and 2003 included sales proceeds generated from the sale of rental equipment of $70,893 and $35,360, respectively.

Cash from Financing Activities: Net cash used in financing activities was $1,673,062 during the first six months of 2004. This amount was comprised of distributions to the Registrant’s general and limited partners totaling $1,252,762, and the repayment of the Registrant’s term debt in the amount of $420,300. In comparison, during the first six months of 2003, net cash used in financing activities was $1,478,310. This amount was comprised of distributions to the Registrant’s general and limited partners totaling $1,058,010 and the repayment of term debt totaling $420,300. The loan, due to expire in the year 2006, is required to be repaid in eight remaining quarterly installments from the Registrant’s cash generated from operations. However, subsequent to June 30, 2004, the Registrant notified the lender of its intent to prepay the remaining loan balance on August 31, 2004. Early prepayment of this loan will require the Registrant to utilize most of its cash balances, and subsequent to the repayment of the loan, may require the Registrant to defer payment of its management fee and reimbursable administrative expenses due to CCC and the Leasing Company while replenishing its working capital reserves.

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

Critical Accounting Policies

The Registrant’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Registrant has identified three policies as being significant because they require the Registrant to make subjective and/or complex judgments about matters that are inherently uncertain. These policies include the following:

•	Container equipment – depreciable lives

•	Container equipment – valuation

•	Allowance for doubtful accounts

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

Interest rate risk: Outstanding borrowings are subject to interest rate risk. At June 30, 2004, 100% of total borrowings had floating interest rates. The Registrant conducted an analysis of variable interest rate borrowing to determine its sensitivity to interest rate changes. In this analysis, the same change was applied to the current balance outstanding, leaving all other factors constant. It was found that if a 10% increase were applied to market rates, the expected effect would not significantly reduce annual cash flows of the Registrant.

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

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2004.

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
John Kallas
Chief Financial Officer and Director of Cronos Capital Corp. (“CCC“) Principal Financial and Accounting Officer of CCC

Date: August 12, 2004

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