Form 10-Q
period 2004-09-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 2004-11-12
CIK 1002519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-27496

CRONOS GLOBAL INCOME FUND XVI, L.P.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3230380 (I.R.S. Employer Identification No.)

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

CRONOS GLOBAL INCOME FUND XVI, L.P.

Report on Form 10-Q for the Quarterly Period
Ended September 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s condensed balance sheets as of September 30, 2004 and December 31, 2003, condensed statements of operations for the three and nine months ended September 30, 2004 and 2003, and condensed statements of cash flows for the nine months ended September 30, 2004 and 2003, (collectively the “Financial Statements”) prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information present not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Registrant’s December 31, 2003 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Registrant and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.

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

CRONOS GLOBAL INCOME FUND XVI, L.P.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents, includes $96,972 at September 30, 2004 and $1,087,138 at December 31, 2003 in interest-bearing accounts	$209,123	$1,276,250
Net lease receivables due from Leasing Company (notes 1 and 2)	307,702	265,227

Total current assets	516,825	1,541,477

Container rental equipment, at cost	31,310,368	31,476,999
Less accumulated depreciation	(14,310,650)	(12,951,863)

Net container rental equipment	16,999,718	18,525,136

Other assets	—	799,543

Total assets	$17,516,543	$20,866,156

Liabilities and partners’ capital
Current liabilities:
Interest payable	$—	$5,285
Current portion of equipment debt	—	840,600

Total current liabilities	—	845,885
Equipment debt less current portion	—	1,260,900

Total liabilities	—	2,106,785

Partners’ capital (deficit):
General partner	(40,657)	(44,129)
Limited partners	17,557,200	18,803,500

Total partners’ capital	17,516,543	18,759,371

Total liabilities and partners’ capital	$17,516,543	$20,866,156

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net lease revenue (notes 1 and 3)	$799,494	$735,475	$2,186,946	$2,156,359
Other operating income (expenses):
Depreciation and amortization	(515,030)	(484,653)	(1,479,970)	(1,455,420)
Other general and administrative expenses	(16,019)	(18,497)	(54,689)	(55,949)
Net gain on disposal of equipment	10,956	16,043	16,775	22,602

Income from operations	279,401	248,368	669,062	667,592
Other (expense) income:
Interest income	1,515	1,681	4,740	8,472
Interest expense	(25,434)	(18,644)	(54,317)	(60,655)

	(23,919)	(16,963)	(49,577)	(52,183)

Net income	$255,482	$231,405	$619,485	$615,409

Allocation of net income:
General partner	$36,741	$40,147	$92,821	$91,045
Limited partners	218,741	191,258	526,664	524,364

	$255,482	$231,405	$619,485	$615,409

Limited partners’ per unit share of net income	$0.14	$0.12	$0.33	$0.33

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months Ended
	September 30,	September 30,
	2004	2003
Net cash provided by operating activities	$2,795,479	$2,053,386
Cash flows provided by investing activities:
Proceeds from disposal of equipment	101,207	77,910
Cash flows used in financing activities:
Repayment of term debt	(2,101,500)	(630,450)

Distribution to general partners	(89,349)	(79,605)
Distribution to limited partners	(1,772,964)	(1,566,341)

Total distribution to partners	(1,862,313)	(1,645,946)

Net cash used in financing activities	(3,963,813)	(2,276,396)

Net decrease in cash and cash equivalents	(1,067,127)	(145,100)
Cash and cash equivalents at the beginning of the period	1,276,250	1,561,006

Cash and cash equivalents at the end of the period	$209,123	$1,415,906

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and nine-month periods ended September 30, 2004 and 2003.

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

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at September 30, 2004 and December 31, 2003 were as follows:

	September 30,	December 31,
	2004	2003
Gross lease receivables	$695,841	$689,966
Less:
Direct operating payables and accrued expenses	256,216	295,401
Damage protection reserve	55,879	44,426
Base management fees payable	18,529	25,546
Reimbursed administrative expenses	17,026	15,843
Allowance for doubtful accounts	40,489	43,523

Net lease receivables	$307,702	$265,227

(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Unaudited Condensed Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2004 and 2003 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Rental revenue (note 4)	$1,046,190	$1,022,633	$3,055,154	$3,046,858
Less:
Rental equipment operating expenses	119,814	168,714	497,250	531,594
Base management fees	72,576	70,842	211,903	212,237
Reimbursed administrative expenses	54,306	47,602	159,055	146,668

Net lease revenue	$799,494	$735,475	$2,186,946	$2,156,359

(4)	Operating Segment

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

The Partnership derives its revenues from dry cargo, refrigerated and tank containers used by its customers in global trade routes. As of September 30, 2004, the Partnership operated 4,369 twenty-foot, 1,472 forty-foot and 1,721 forty-foot high-cube marine dry cargo containers, as well as 87 twenty-foot and 297 forty-foot high-cube refrigerated cargo containers, and 52 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2004 and 2003 follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Dry cargo containers	$703,455	$669,591	$2,044,044	$2,000,205
Refrigerated containers	305,296	316,980	896,248	946,600
Tank containers	37,439	36,062	114,862	100,053

Total	$1,046,190	$1,022,633	$3,055,154	$3,046,858

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

In August, 2004, the Partnership prepaid the remaining term loan debt of $2,101,500, plus accrued interest of $25,434. On March 30, 2000, the Partnership borrowed $5,043,600 under a term loan for the purpose of acquiring additional equipment. The terms of the loan required it to be repaid in equal quarterly installments plus interest, through May 31, 2006. Interest accrued at the rate of 1.75% above the LIBOR rate which was calculated on the first day of each quarterly interest period. Over the life of the loan, the interest rates have ranged from 2.87% to 8.58%. The loan was secured by containers owned by the Partnership, as well as any income generated in connection with the containers including lease revenue and sales proceeds. A restricted deposit of $750,000 was held in an account with the lender as additional collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Registrant’s historical financial condition and results of operations should be read in conjunction with the Registrant’s December 31, 2003 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers and has full discretion over which ocean carriers, and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At September 30, 2004, 97% of the original equipment remained in the Registrant’s fleet, compared to 98% at December 31, 2003. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at September 30, 2004.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	2,730	666	846	54	100	23
Term lease (1-5 years)	1,373	670	827	13	171	23

Subtotal	4,103	1,336	1,673	67	271	46
Containers off lease	266	136	48	20	26	6

Total container fleet	4,369	1,472	1,721	87	297	52

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	4,553	100%	1,500	100%	1,750	100%	90	100%	300	100%	52	100%
Less disposals	184	4%	28	2%	29	2%	3	3%	3	1%	—	0%

Remaining fleet at September 30, 2004	4,369	96%	1,472	98%	1,721	98%	87	97%	297	99%	52	100%

The general increase in trade volumes that emerged during the nine-month period ending September 30, 2004, contributed to stronger container leasing market conditions and higher levels of demand for new and existing containers. The Registrant’s dry cargo container utilization measured 94% at September 30, 2004, compared to 89% at December 31, 2003.

The nine-month period ending September 30, 2004 experienced substantial growth in container trade volumes, especially within Asia-Europe and intra-Asian trade routes. China’s import and export markets were a catalyst to this growth, in addition to low global interest rates and improved investor and consumer confidence. These increases in trade volumes placed additional burdens on the world’s ports and railroads, contributing to congestion and additional demand in some locations.

Although container manufacturers stepped up production in the first half of 2004 in order to meet the increased container demand by shipping lines, production of new containers was hampered somewhat by steel shortages earlier in the year, contributing to stronger market conditions for leased containers. As steel prices increased during 2004, along with the price of other materials including wood flooring, the cost of a new twenty-foot dry cargo container also increased, from $1,350 during the latter part of 2003, to as high as $2,000 during the middle of 2004, an amount higher than at any time since 1995, the last time container prices peaked. As a result of the current level of demand for new container equipment, a significant reduction in the price of new containers is unlikely in the near future, and potentially may contribute to further price increases. The major container manufacturers report full order books through the first calendar quarter of 2005.

Off-hire inventories of older containers throughout the world declined, as shipping lines employed more leased containers to meet their increasing container requirements arising from the robust growth in containerized trade and the acceptance of new, larger containerships. This decline in inventories has resulted in substantial decreases in storage expenses and expenditures to reposition containers from low demand locations to locations of higher demand. Declining inventories have also contributed to an increase in proceeds per container realized on the sale of used containers, as fewer containers were available to meet the demand of buyers of existing containers. The Registrant’s dry cargo inventory of off-hire containers at September 30, 2004 decreased approximately 54% in comparison to September 30, 2003.

Per-diem rates for new containers increased in line with the increase in new container costs, while per-diem rates for older containers typically experienced modest increases, as the lease market for older containers remains competitive, and therefore, subject to significant pricing pressures. Slight increases in the per-diem rates for older containers may be expected over the next 12 months. The Registrant’s average dry cargo container per-diem rate for the three and nine-month periods ended September 30, 2004 deceased approximately 2% for each period, in comparison to the same periods in the prior year, contrary to the overall trend.

Although favorable market conditions currently exist for container lessors, current market conditions may negatively impact the shipping lines. Sharply rising oil prices, combined with the increase in charter rates for ships, steel prices and the related increase in new container prices, have created a concern for both the shipping lines and, therefore, the leasing companies. Although the majority of the top 20 shipping lines have experienced strong profit growth during the last 12 months, other shipping lines are facing increased financial pressures, especially those shipping lines that rely on operating their containerships via short-term charters. Current conditions appear to favor the larger more established shipping lines, which have witnessed increases in freight rates due to the strong demand experienced in their respective trade routes. However, most regional intra-Asian shipping lines have struggled to remain profitable, due primarily to the rising charter rates for ships, over capacity and lower freight rates, and have cut back services in some routes in an attempt to reduce rising costs. The Registrant, CCC and the Leasing Company remain cautious, and continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from these shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent.

Industry analysts are expressing concern that the current program of new ship building may create over capacity within the shipping industry once the new container ships are delivered. Any over capacity could result in a reduction in profitability for shipping lines which in turn could have adverse implications for container lessors.

Lastly, wide-ranging concerns remain regarding the world’s major economies, including the price of oil and its impact on economic growth and the related growth of containerized trade volumes, inflation concerns and its impact on interest rates, US trade and budget deficits, China’s efforts to cool its economy, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, threats of another major terrorist attack, as well as new container production levels, all of which may have an impact on the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and nine-month periods ended September 30, 2004 and 2003 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	10,770	10,863	10,789	10,877
Refrigerated containers	681	682	681	683
Tank containers	52	52	52	52
Average Utilization
Dry cargo containers	95%	87%	92%	87%
Refrigerated containers	89%	98%	90%	99%
Tank containers	89%	83%	91%	74%

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

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net lease revenue of $799,494 for the three months ended September 30, 2004 was $64,019 higher than in the corresponding period of 2003. The increase was primarily due to a decline in rental equipment operating expenses of $48,900 when compared to the same three month period in 2003, as well as a $23,557 increase in gross lease revenue. Increases in overall utilization levels contributed to a reduction in rental equipment operating expenses during the three-month period ended September 30, 2004, as storage costs declined inline with diminishing inventories of idle containers, and the need to move containers from low demand locations to high demand locations was reduced, resulting in lower repositioning costs.

Depreciation and amortization expense of $515,030 for the three months ended September 30, 2004 was $30,377 higher than the same period in 2003, due to the early retirement of debt which accelerated the amortization of the loan origination fees.

Other general and administrative expenses were $16,019 in the second quarter of 2004, were $2,478 or 13% higher than the same period in 2003, primarily due to a decrease in professional fees and investor communication expenses.

Net gain on disposal of equipment was a result of the Registrant disposing of 20 containers during the three-month period ended September 30, 2004. Similarly, 13 containers were disposed of during the same period in 2003. These disposals resulted in a net gain of $10,956 compared to $16,043 for the three-month periods ended September 30, 2004 and 2003, respectively. The Registrant believes that the net gain on container disposals in the three-month period ended September 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended September 30, 2004 and 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Net lease revenue of $2,186,946 for the nine months ended September 30, 2004 was $30,587 higher than in the corresponding period of 2003. The decrease was primarily due to a $34,344 decrease in rental equipment operating expenses from the same period in 2003, as well as a $8,296 increase in gross lease revenue. Contributing to the increase in rental equipment operating expenses were decreases in storage and repositioning costs resulting from higher utilization levels. These expenses were partially offset by higher repair and maintenance expenses, as well as an increase in the provision for doubtful accounts.

Depreciation and amortization expense of $1,479,970 for the nine months ended September 30, 2004 was $24,550 higher than the same period in 2003 due to the early retirement of debt which accelerated the amoritization of the loan origination fees.

Other general and administrative expenses were $54,689 in the first nine months of 2004, representing a decrease of $1,260 or 2%, which did not materially differ from the same period of the prior year.

Net gain on disposal of equipment was a result of the Registrant disposing of 65 containers during the nine-month period ended September 30, 2004 as compared to 36 containers disposed of during the same period in 2003. These disposals resulted in a net gain of $16,775 and $22,602 for the nine-month periods ended September 30, 2004 and 2003, respectively. There were no reductions to the carrying value of container rental equipment due to impairment during the nine-month periods ended September 30, 2004 and 2003.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $2,795,479 and $2,053,386 during the first nine months of 2004 and 2003, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the nine-month periods ended September 30, 2004 and 2003 included sales proceeds generated from the sale of rental equipment of $101,207 and $77,910, respectively.

Cash from Financing Activities: Net cash used in financing activities was $3,963,813 during the first nine months of 2004. This amount was comprised of distributions to the Registrant’s general and limited partners totaling $1,862,313, and the repayment of the Registrant’s term debt in the amount of $2,101,500. In comparison, during the first nine months of 2003, net cash used in financing activities was $2,276,396. This amount was comprised of distributions to the Registrant’s general and limited partners totaling $1,645,946 and the repayment of term debt totaling $630,450. The loan, due to expire in the year 2006, was prepaid in August, 2004. Early prepayment of this loan utilized most of the Registrant’s cash balances, and may require the Registrant to defer payment of its management fee and reimbursable administrative expenses due to CCC and the Leasing Company while replenishing its working capital reserves.

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

The Registrant has reviewed and approved these significant accounting policies which are further described in the Registrant’s 2003 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2004.

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

Date: November 12, 2004

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