Form 10-K
period 2004-12-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 2005-03-24
CIK 1002519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2004

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

UNITS OF LIMITED PARTNERSHIP INTERESTS

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐. No ☑.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant is not applicable, because the outstanding Partnership interests of the Registrant are not traded on any exchange or in any inter-dealer market.

Documents incorporated by Reference

Prospectus of Cronos Global Income Fund XVI, L.P., dated December 28, 1995 included as part of Registration Statement on Form S-1 (No. 33-98290) and supplement thereto dated February 6, 1997

Note Purchase Agreement, dated as of March 30, 2001, filed as Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2001

CRONOS GLOBAL INCOME FUND XVI, L.P.

Report on Form 10-K for the Fiscal Year
Ended December 31, 2004

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

     On March 30, 2000, the Registrant borrowed $3,305,600 under a term loan for the purpose of acquiring additional equipment. The registrant borrowed an additional $1,011,000 on April 28, 2000 and an additional $727,000 on May 31, 2000. The term loan was obtained from one lending source. In August, 2004, the Partnership prepaid the remaining term loan debt of $2,101,500, plus accrued interest of $25,434.

     The general partner, CCC, is a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation. These and other affiliated companies are wholly-owned by The Cronos Group, a holding company registered in Luxembourg (the “Parent Company”) and are collectively referred to as the “Group.” The activities of the container division of the Group are managed through the Group’s subsidiary in the United Kingdom, Cronos Containers Limited (the “Leasing Company”). The Leasing Company manages the leasing operations of all equipment owned by the Group on its own behalf or on behalf of other third-party container owners, including all programs organized by CCC.

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

     The Partnership derives revenues from dry cargo containers, refrigerated containers and tank containers. As of December 31, 2004, the Partnership operated 4,312 twenty-foot, 1,469 forty-foot and 1,717 forty-foot high-cube marine dry cargo containers, as well as 87 twenty-foot and 297 forty-foot high-cube refrigerated cargo containers, and 52 twenty-four thousand-liter tank containers. A summary of gross lease revenue earned by the Leasing Company on behalf of the Registrant, by product, for the years ended December 31, 2004, 2003 and 2002 follows:

	2004	2003	2002
Dry cargo containers	$2,767,280	$2,667,383	$2,690,436
Refrigerated containers	1,220,587	1,251,211	1,260,091
Tank containers	152,067	139,077	134,767

Total	$4,139,934	$4,057,671	$4,085,294

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

     For the year ended December 31, 2004, 2003 and 2002, one single sub-lessee of the Leasing Company, APL Company Pte Ltd. (“APL”), generated 11% or $451,097, and 10% or $423,378, and 10% or $419,635, respectively, of the Leasing Company’s rental revenue earned on behalf of the Registrant. APL is a wholly-owned subsidiary of Singapore-based Neptune Orient Lines.

(c) Narrative Description of Business

(c)(1)(i) A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum of exposure to loss from damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and containership fittings adopted by the International Standards Organization (“ISO”) in 1968. The standard dry marine cargo container is either 20' long x 8' wide x 8'6" high (one twenty-foot equivalent unit (“TEU”), the standard unit of physical measurement in the container industry) or 40' long x 8' wide x 8'6" high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired efficiently throughout the world. This standardization is the foundation on which the container industry has developed.

     Standard dry cargo containers are rectangular boxes constructed to carry a wide variety of cargoes ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers such as refrigerated and tank containers are utilized for the transport of temperature-sensitive goods and for the carriage of liquid cargo. Cellular palletwide containers (“CPCs”) provide shipping lines with a container with extra width for the carriage of unitized or palletized cargoes.

     One of the primary benefits of containerization has been the ability of the shipping industry to effectively lower freight rates due to the efficiencies created by standardized intermodal containers. Containers can be handled much more efficiently than loose cargo and are typically shipped via several modes of transportation, including ship, truck and rail. Containers require loading and unloading only once and remain sealed until arrival at the final destination, significantly reducing transport time, labor and handling costs and losses due to damage and theft. Efficient movement of containerized cargo between ship and shore reduces the amount of time that a ship must spend in port.

     The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960’s, resulting in an increased demand for containers. The world’s container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 17 million TEU by the end of 2004.

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

     Benefits of Leasing

     The container fleets of leasing companies represent approximately 46% of the world’s container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleet of containers by leasing a portion of their equipment from container leasing companies and, in doing so, achieve the following financial and operational benefits:

•	Leasing allows the shipping lines to utilize the equipment they need without having to make large capital expenditures;

•	Leasing offers a shipping line an alternative source of financing in a traditionally capital-intensive industry;

•	Leasing enables shipping lines to expand their trade routes and market shares at a relatively low cost without making a permanent commitment to support their new structure;

•	Leasing allows shipping lines to respond to changing seasonal and trade route demands, thereby optimizing their capital investment and minimizing storage costs;

•	Leasing provides shipping lines with the flexibility to respond to rapidly changing market opportunities as they arise without relying exclusively on their own containers;

•	Leasing allows shipping lines to benefit from the relationship between container manufacturers and leasing companies.

     Types of Leases

     On behalf of the Registrant, the Leasing Company leases the Registrant’s containers primarily to shipping lines operating in major trade routes (see Item 1(d)). Most if not all of the Registrant’s marine dry cargo containers are leased pursuant to operating leases, whereby the containers are leased to the ocean carrier on a daily basis for any desired length of time, with the flexibility of picking up and dropping off containers at various agreed upon locations around the world. Some of the Registrant’s containers may be leased pursuant to term leases, which may have durations of one to five years. Specialized containers are generally leased on longer.term leases because the higher cost, value and complexity of this equipment makes it more expensive to redeliver and lease out.

•	Master leases. Master leases are leases under which a customer may lease a certain number of containers, as needed, under a general agreement between the lessor and the lessee. Such leases provide customers with greater flexibility by allowing customers to pick up and drop off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. Master leases also define the number of containers that may be returned within each calendar month, the return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per-diem rates and generate more ancillary revenue (including pick-up, drop-off, handling and off-hire fees) than term leases. Ocean carriers generally use master leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another location after one or more legs of a voyage. The commercial terms of master leases are usually negotiated or renewed annually.

•	Term leases. Term leases are for a fixed period of time, typically varying from three to five years. Term lease agreements may contain early termination penalties that apply in the event of early redelivery. In most cases, however, equipment cannot be returned prior to the expiration of the lease. Term leases provide greater revenue stability to the lessor, but at lower lease rates than master leases. Ocean carriers use term leases to lower their operating costs when they have a need for identified containers for a specified term. They differ from master leases in that they define the number of containers to be leased and the lease term.

     The percentage of equipment on term, master and other lease types varies widely among leasing companies, depending upon each company’s leasing strategy regarding profitability margins, operating costs and cash flows.

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

     Customers

     The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business. Only one single sub-lessee of the Leasing Company, APL, contributed more than 10% of the Leasing Company’s rental revenue earned on behalf of the Registrant during 2004. This sub-lessee, APL, generated 11% or $451,097 of the Leasing Company’s rental revenue earned during 2004 on behalf of the Registrant. The majority of the Leasing Company’s customers are billed and pay in United States dollars.

     The Leasing Company sets maximum credit limits for all of the Registrant’s customers, limiting the number of containers leased to each according to established credit criteria. The Leasing Company continually tracks its credit exposure to each customer. The Leasing Company’s credit committee meets quarterly to analyze the performance of the Registrant’s customers and to recommend actions to be taken in order to minimize credit risks. The Leasing Company uses specialist third party credit information services and reports prepared by local staff to assess credit quality.

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

     Fleet Profile

     The Registrant acquired high-quality dry cargo containers manufactured to specifications that exceed ISO standards (the “ISO”) and are designed to minimize repair and operating costs.

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

     The Registrant’s tank container fleet is contructed and maintained in accordance with international codes for the worldwide transport and storage of bulk liquids on both land and sea. These codes include the ISO, the International Maritime Organization (“IMO”) standards and recommendations and the American Society of Mechanical Engineers (the “ASME”) VIII Presure Vessel Design Code. The Registrant’s tank fleet may carry highly flammable materials, corrosives, toxics and oxidizing substances, but are also capable of carrying non-hazardous materials and foodstuffs. They have a capacity of 21,000-24,000 liters and are generally insulated and equipped with steam or electrical heating.

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

     As of December 31, 2004, the Registrant owned 4,312 twenty-foot, 1,469 forty-foot and 1,717 forty-foot high-cube marine dry cargo containers, as well as 87 twenty-foot and 297 forty-foot high-cube refrigerated marine cargo containers, and 52 twenty-four thousand-liter tank containers. The following table sets forth the number of containers by container type and lease type as of December 31, 2004:

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	2,740	656	838	54	100	21
Term lease
Short term [1]	1,039	573	722	12	142	12
Long term [2]	317	78	92	—	28	11

Subtotal	4,096	1,307	1,652	66	270	44
Containers off lease	216	162	65	21	27	8

Total container fleet	4,312	1,469	1,717	87	297	52

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire in 2005.

2.	Long term leases represent term leases, the majority of which will expire between 2005 and 2010.

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

     Before any repair or refurbishment is authorized on older containers in the Registrant’s fleet, the Leasing Company’s technical and operations staff reviews the age, condition and type of container, and its suitability for continued leasing. The Leasing Company compares the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and makes the decision whether to repair or sell the container accordingly. The Leasing Company is authorized to make this decision on behalf of the Registrant and makes this decision by applying the same standards to the Registrant’s containers as to its own containers.

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

     Operations

     The Registrant’s sales and marketing operations are conducted through the Leasing Company in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco; New Jersey; Antwerp; Genoa; Gothenburg; Hamburg; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; Shanghai and Chennai.

     The Leasing Company also maintains agency relationships with approximately 14 independent agents around the world, which are generally paid a commission based upon the amount of revenues generated in the region or the number of containers that are leased from their area. The agents are located in jurisdictions where the volume of the Leasing Company’s business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. Agents provide marketing support to the area offices covering the region, together with limited operational support.

     In addition, the Leasing Company relies on the services of approximately 350 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Company’s area offices authorize all container movements into and out of the depot and supervise all repairs and maintenance performed by the depot. The Leasing Company’s technical staff sets the standards for repair of its owned and managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a link to the Leasing Company’s operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next customer.

     The Leasing Company’s global network is integrated with its computer system and provides 24-hour communication between offices, agents and depots. The system allows the Leasing Company to manage and control the Registrant’s fleet on a global basis, providing it with the responsiveness and flexibility necessary to service the leasing market effectively. This system is an integral part of the Leasing Company’s service, as it processes information received from the various offices, generates billings to lessees and produces a wide range of reports on all aspects of the Leasing Company’s leasing activities. The system records the life history of each container, including the length of time on and off-hire, repair costs, as well as port activity trends, leasing activity and equipment data per customer. The operations and marketing data is fully interfaced with the finance and accounting system to provide revenue, cost and asset information to management and staff around the world.

     In recent years, the Leasing Company and other lessors have developed certain internet-based applications. For the Leasing Company, these applications allow customers access to make on-line product inquiries. The Leasing Company is continuing to develop its internet-based business and will introduce other internet options as suitable applications are identified.

     Insurance

     The Leasing Company’s lease agreements typically require lessees to obtain insurance to cover all risks of physical damage and loss of the equipment under lease, as well as public liability and property damage insurance. However, the precise nature and amount of the insurance carried by each lessee may vary. In addition, the Registrant has purchased secondary insurance effective in the event that a lessee fails to have adequate primary coverage. This insurance covers liability arising out of bodily injury and/or property damage as a result of the ownership and operation of the containers, as well as insurance against loss or damage to the containers, loss of lease revenue in certain cases and cost of container recovery and repair in the event that a customer goes into bankruptcy. The Registrant believes that the nature and the amounts of its insurance are customary in the container leasing industry and subject to standard industry deductions and exclusions.

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

     (c)(1)(vii) For the fiscal year ended December 31, 2004, one single sub-lessee of the Leasing Company, APL, accounted for 11% or $451,097 of the Leasing Company’s rental revenue earned on behalf of the Registrant. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

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

     The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business. The container leasing companies are comprised of three broad groups. The first group includes five leasing companies that control almost 65% of the total leased fleet. The second group, which includes the Leasing Company, controls approximately 24% of the total leased fleet. The third group, controlling the remaining 11%, comprises the smaller, more specialized fleet operators. Ocean carriers have a tendency to support a number of lessors simultaneously in order to maximize competition and increase the number of available locations for redelivery of containers. Economies of scale, worldwide operations, diversity, size of fleet and financial strength are increasingly important to the successful operation of a container leasing business. Additionally, as containerization continues to grow, and regions such as China, South America and the Indian sub-continent generate an increasing volume of containerized cargo, customers may demand more flexibility from leasing companies, particularly regarding the structure of leases, per-diem rates, pick-up and drop-off locations, and the availability of containers.

(c)(1)(xi) Inapplicable.

(c)(1)(xii) Environmental Matters

     Countries that are signatories to the Montreal Protocol on the environment agreed in November 1992 to restrict the use of environmentally-destructive refrigerants, banning the production (but not use) of refrigerant gases that are chlorofluorocarbon compounds (“CFCs”) beginning in January 1996. Since then, the environmental impact of CFCs has become increasing prominent. On January 1, 2002, it became illegal for environmentally-destructive refrigerants to be handled, other than for disposal, in most member countries of the European Union. A portion of the Registrant’s equipment portfolio consists of special purpose containers, primarily refrigerated containers. All of the Registrant’s refrigerated containers use non-CFC refrigerant gas in the operation and insulation of the containers. The refrigerant used in the Registrant’s refrigerated containers could also become subject to similar governmental regulations.

     The Leasing Company has determined that a retrofit of any containers owned by the Registrant is not necessary. In the unlikely event that retrofitting expenses should be required, the Registrant believes they would not be material to its results of operations.

     (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. At February 28, 2005, CCC had 13 employees, consisting of 3 officers, 6 other managers and 4 clerical and staff personnel. The Leasing Company had 31 employees, consisting of 3 officers, 10 other managers, and 18 clerical and staff personnel.

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

     Lease revenue is deemed to be earned based on the physical location of the containers while on lease. Almost all of the Registrant’s lease revenue is earned from containers leased world wide to ocean carriers. Due to the lack of information regarding the physical location of the Registrant’s fleet when on lease in the global shipping trade, the Registrant believes that it does not possess discernible geographic reporting segments.

Item 2. Properties

     As of December 31, 2004, the Registrant owned 4,312 twenty-foot, 1,469 forty-foot and 1,717 forty-foot high-cube marine dry cargo containers, as well as 87 twenty-foot and 297 forty-foot high-cube refrigerated cargo containers, and 52 twenty-four thousand-liter tank containers, suitable for transporting cargo by rail, sea or highway. The average age, manufacturers’ invoice cost and estimated useful life of the Registrant’s containers as of December 31, 2004 was as follows:

	Estimated
	Useful Life	Average Age	Average Cost
20-Foot Dry Cargo Containers	12-15 years	8 years	$2,322

40-Foot Dry Cargo Containers	12-15 years	7 years	$3,301

40-Foot High-Cube Dry Cargo Containers	12-15 years	6 years	$2,922

20-Foot Refrigerated Cargo Containers	12-15 years	9 years	$22,171

40-Foot High-Cube Refrigerated Cargo Containers	12-15 years	9 years	$26,934

24,000-Liter Tanks	12-18 years	9 years	$26,660

     Utilization by lessees of the Registrant’s containers fluctuates over time depending on the supply of and demand for containers in the Registrant’s inventory locations. During 2004, utilization of the dry cargo, refrigerated and tank container fleet averaged 93%, 90% and 90%, respectively.

     During 2004, the Registrant disposed of 106 twenty-foot, 10 forty-foot and 13 forty-foot high-cube marine dry cargo containers, at an average net gain of $156 per container.

Item 3. Legal Proceedings

     Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Inapplicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     (a) Market Information

     (a)(1)(i) The Registrant’s outstanding units of limited partnership interests are not traded on any market nor does an established public trading market exist for such purposes.

(a)(1)(ii) Inapplicable.

(a)(1)(iii) Inapplicable.

(a)(1)(iv) Inapplicable.

(a)(1)(v) Inapplicable.

(a)(2)      Inapplicable.

(b)            Holders

		Number of Unit Holders
(b)(1)	Title of Class	as of December 31, 2004

	Units of limited partnership interests	1,729

     (c) Dividends

     Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6, “Selected Financial Data.”

     (d) Securities authorized for issuance under equity compensation plans.

     Inapplicable.

     (e) Issuer purchases of equity securities.

     Inapplicable.

Item 6. Selected Financial Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
Net lease revenue	$3,001,124	$2,863,738	$2,794,199	$2,884,037	$3,563,609

Net income	$947,281	$794,601	$671,919	$658,243	$1,432,067

Net income per unit of limited partnership interest	$0.51	$0.43	$0.38	$0.35	$0.82

Cash distributions per unit of limited partnership interest	$1.48	$1.35	$0.92	$1.15	$1.60

At year-end:

Total assets	$17,213,457	$20,866,156	$23,177,983	$24,889,490	$27,024,135

Partners’ capital	$17,213,457	$18,759,371	$20,226,433	$21,094,654	$22,365,835

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

Liquidity and Capital Resources

     The Registrant’s primary objective is to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relies primarily on net lease revenue receipts to meet this objective, as well as to finance operating needs. Cash generated from container sales proceeds are distributed to its limited partners. No credit lines are maintained to finance working capital.

     During 2001, the Registrant borrowed $5,043,600 under a term loan for the purpose of acquiring additional equipment. The term loan was obtained from one lending source allowing the Registrant to take advantage of equipment purchasing opportunities. The loan, due to expire in the year 2006, was prepaid in August, 2004. Early prepayment of this loan utilized most of the Registrant’s cash balances, as well as the restricted deposit of $750,000 held in an account with the lender. This deposit was reflected as part of the Registrant’s Other Assets. Additionally, commencing November 2004, the Registrant was able to increase the monthly distribution from operations paid to its limited partners from 7.0% to 7.5% of gross subscription proceeds, on an annualized basis. Cash generated from operations in excess of the monthly distribution requirement will be used to replenish the Registrant’s working capital reserves, as deemed appropriate by CCC.

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

     From inception through February 28, 2005, the Registrant has distributed, on a cash basis, $18,307,791 in cash from operations and $319,938 in cash from container sales proceeds to its limited partners. This represents total cash basis distributions of $18,627,729, or 58% of the limited partners’ original invested capital. Distributions are paid monthly based primarily on each quarter’s cash flow from operations. Distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner. Sales proceeds distributed to its partners fluctuate in subsequent periods reflecting the level of container disposals.

     At December 31, 2004, the Registrant had $448,065 in cash and cash equivalents, a decrease of $828,185 and $1,112,941 from cash balances at December 31, 2003 and 2002, respectively. The Registrant invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners in money market funds.

     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue was $2,872,746 during 2004, compared to $2,726,612 and $2,547,265 during 2003 and 2002, respectively.

     Cash from Investing Activities: Net cash provided by investing activities included proceeds generated from the sale of rental equipment and amounted to $143,764 in 2004 compared to $90,895 and $98,552 during 2003 and 2002, respectively.

     Cash from Financing Activities: During 2004, net cash used in financing activities was $3,844,695, compared to $3,102,263 during 2003. The net cash used by financing activities during 2004 was comprised of $2,493,195 in distributions to the Registrant’s general and limited partners, as well as $2,101,500 used in the prepayment of the Registrant’s term debt. In comparison, during 2003, net cash used in financing activities was comprised of distributions to the Registrant’s general and limited partners totaling $2,261,663 and the scheduled repayment of term debt totaling $840,600.

Off-Balance Sheet Arrangements

     As part of the Registrant’s ongoing business, the Registrant does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, the Registrant was not involved in any material unconsolidated SPE transactions.

Contractual Obligations

     As of December 31, 2004, the Registrant did not have any contractual obligations or commercial commitments

Results of Operations

Market Overview

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

     The primary component of the Registrant’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from gross lease revenues billed by the Leasing Company from the leasing of the Registrant’s containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Registrant’s fleet. Direct operating expenses are direct costs associated with the Registrant’s containers. Direct operating expenses may be categorized as follows:

•	Activity-related expenses include agents costs and depot costs such as repairs, maintenance and handling.

•	Inventory-related expenses for off-hire containers, comprising of storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered.

•	Legal and other expenses include legal costs related to the recovery of containers and doubtful accounts, insurance and provisions for doubtful accounts.

     At December 31, 2004, approximately 96% of the original equipment remained in the Registrant’s fleet, compared to 98% at December 31, 2003. The following table summarizes the composition of the Registrant’s fleet (based on container type) at December 31, 2004.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	2,740	656	838	54	100	21
Term lease
Short term[1]	1,039	573	722	12	142	12
Long term[2]	317	78	92	—	28	11

Subtotal	4,096	1,307	1,652	66	270	44
Containers off lease	216	162	65	21	27	8

Total container fleet	4,312	1,469	1,717	87	297	52

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	4,553	100%	1,500	100%	1,750	100%	90	100%	300	100%	52	100%
Less disposals	241	5%	31	2%	33	2%	3	3%	3	1%	—	—%

Remaining fleet at December 31, 2004	4,312	95%	1,469	98%	1,717	98%	87	97%	297	99%	52	100%

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire in 2005.

2.	Long term leases represent term leases, the majority of which will expire between 2005 and 2010.

     Container trade volumes, especially within Asia-Europe and intra-Asian trade routes, experienced substantial growth during 2004. China’s import and export markets were a catalyst to this growth, in addition to low global interest rates and improved investor and consumer confidence. Economists report that China’s 2004 exports and imports increased 35% and 36%, respectively, over the prior year. The increase in 2004 trade volumes also contributed to stronger container leasing market conditions and higher levels of demand for new and existing containers. The Registrant’s dry cargo container utilization measured 94% at December 31, 2004, compared to 89% and 87% at December 31, 2003 and 2002, respectively. Based on the current market for leased containers and forecasts from industry analysts indicating continued

levels of demand through 2005, CCC and the Leasing Company do not expect a significant decline in the Registrant’s utilization rates. The following table summarizes the Registrant’s average utilization rates and average fleet size for each of the last three years.

	2004	2003	2002
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	10,775	10,869	10,913
Refrigerated containers	681	682	683
Tank containers	52	52	52

Average utilization rates
Dry cargo containers	93%	87%	82%
Refrigerated containers	90%	97%	96%
Tank containers	90%	79%	72%

     Container manufacturers increased production output levels in 2004 in order to meet the increased container demand by shipping lines. Production of new containers was hampered somewhat by steel shortages earlier in the year, contributing to stronger market conditions for leased containers. As steel prices increased during 2004, along with the price of other materials including wood flooring, the cost of a new twenty-foot dry cargo container also increased, from $1,350 during the latter part of 2003, to the current price of $2,200, an amount higher than at any time since 1995, the last time container prices peaked. As a result of the current high demand for new container equipment, a significant reduction in the price of new containers is unlikely in the near future.

     The increase in trade volumes also placed additional burdens on the world’s ports and railroads, contributing to congestion in certain locations, particularly in the US and Europe, therefore, increasing the turnaround time for containerships and further reducing the available supply of containers. Within the US, port congestion on the US west coast has encouraged the shipping of cargo directly to less-congested US east and gulf coast ports. The fact that routes from Asia to the US east coast are 50 percent longer than to the US west coast requires shipping lines to utilize additional containerships and a larger volume of containers over a longer period of time.

     Off-hire inventories of older containers throughout the world declined, as shipping lines employed more leased containers to meet their increasing container requirements arising from the robust growth in containerized trade and the acceptance of new, larger containerships. This decline in inventories has resulted in substantial decreases in storage expenses and expenditures to reposition containers from low demand locations to locations of higher demand. Declining inventories have also contributed to an increase in the proceeds realized on the sale of used containers, as fewer containers were available to meet the demand of buyers of existing containers. The Registrant’s dry cargo inventory of off-hire containers at December 31, 2004 decreased approximately 50% and 56% when compared to off-hire inventories at December 31, 2003 and 2002, respectively. The Leasing Company, on behalf of the Registrant, may consider the disposal of the Registrant’s off-hire containers in locations whereby container sale prices equal or exceed targets established by both CCC and the Leasing Company.

     The Leasing Company has not undertaken any major repositioning of the Registrants containers since the first quarter of 2004, due primarily to the shortage of containership capacity. If suitable carriers can be sourced, the Leasing Company will reposition off-hire containers from the US east coast during 2005, thereby taking advantage of the strong demand for containers in the Asian trade routes. The repositioning may include the Registrant’s containers. The objective of each repositioning is to improve future cash flows, so that savings in storage expense, combined with an increase in future lease revenue, exceed the cost of repositioning the containers.

     During 2004, per-diem rates for new containers increased in line with the increase in new container costs. Per-diem rates for older containers experienced modest increases, as the lease market for older containers remains competitive, and therefore, subject to significant pricing pressures. Per-diem rates for older containers are expected to maintain their current level or increase slightly over the next 12 months. The Registrant’s average dry cargo container per-diem rate for 2004 remained unchanged in comparison to 2003. However, the Registrant’s average dry cargo container per-diem rate for 2004 was lower by approximately 4%, a result of four main factors that transpired over the 2002 and 2003 periods:

•	Per-diem rental rates declined in response to the reduction in container prices;

•	The Leasing Company converted lease agreements with several shipping lines from master to long-term leases, providing greater revenue stability but at lower lease rates than those earned under master leases;

•	The Leasing Company initiated new term leases for older equipment resulting in lower per-diem rates, while significantly reducing off-hire container inventory levels; and,

•	Interest rates, which influence per-diem rental rates, declined world wide.

     Additionally, the combined 2004 per-diem rental rate for the Registrant’s fleet of refrigerated containers increased by 3% compared to 2003. However, the combined 2004 per-diem rental rate for the Registrant’s fleet of tank containers declined by 8% when compared to 2003.

     Although favorable market conditions currently exist for container lessors, current market conditions may negatively impact the shipping lines. Sharply rising and volatile oil prices, combined with the increase in charter rates for ships, higher steel prices and the related increase in new container prices, have created a concern for both the shipping lines and, therefore, the leasing companies. Although the majority of the top 20 shipping lines have experienced strong profit growth during 2004, other shipping lines are facing increased financial pressures, especially those shipping lines that rely on operating their containerships via short-term charters. Current conditions appear to favor the larger more established shipping lines, which have witnessed increases in freight rates due to the strong demand experienced in their respective trade routes. However, some regional intra-Asian shipping lines have struggled to remain profitable, due primarily to the rising charter rates for ships, over capacity and lower freight rates, and have cut back services in certain routes in an attempt to reduce rising costs. Additionally, the delivery of new containerships in 2006 and their additional tonnage capacity will present additional risk for the shipping lines. The Registrant, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from these shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent.

     Industry analysts are expressing concern that the current program of new shipbuilding may create over capacity within the shipping industry once the new container ships scheduled to be delivered during 2006 and 2007 are placed in service. Based on current orders, industry analysts predict that the world’s containership fleet will exceed 10 million TEU by the end of 2007, compared to less than 7 million TEU at the beginning of 2004. Over capacity may contribute to a reduction in profitability for shipping lines, which in turn could have adverse implications for container lessors, including a decline in the demand for leased containers and a reduction in container per-diem rental rates.

     Lastly, concerns remain regarding the world’s major economies, including the volatility of oil prices, the rate of world economic growth and the related growth of containerized trade volumes, inflation concerns and its impact on interest rates, US trade and budget deficits, the unpredictability of China’s economy, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, threats of terrorism, as well as new container production levels, all of which may have an impact on the current demand for leased containers.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

     Net lease revenue was $3,001,124 for the year ended December 31, 2004 compared to $2,863,738 for the prior year. The increase was primarily due to a $82,263 increase in gross rental revenue and a $75,019 decrease in rental equipment operating expenses. Gross rental revenue was impacted by an overall increase in average utilization rates during 2004. The decrease in direct operating expense was attributable to the Registrant’s higher fleet utilization rates and its impact on activity-based expenses such as storage and handling, as well as a reduction in repositioning expenses. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were higher by a combined $19,896 when compared to 2003. This increase was attributable to the operating performance of the fleet.

     Depreciation expense amounted to $1,954,528 in 2004, consistent with 2003.

     Other general and administrative expenses amounted to $70,659 in 2004, consistent with 2003.

     Net gain on disposal of equipment was a result of the Registrant’s disposal of 129 containers in 2004, as compared to 46 containers during 2003- These disposals resulted in a net gain of $20,179 during 2004, compared to a net gain of $6,282 during 2003. The Registrant believes that the net gain on container disposals in 2004 was a result of various factors, including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals.

     Interest expense of $54,317 for 2004 declined by $22,429 when compared to the prior year. This decrease was attributable to the August 2004 prepayment of the remaining term loan debt by the Registrant.

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

     Net gain on disposal of equipment was a result of the Registrant’s disposal of 46 containers in 2003, as compared to 28 containers during 2002. These disposals resulted in a net gain of $6,282 during 2003, compared to $1,192 during 2002. The Registrant believes that the net gain on container disposals in 2003 was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed.

     Interest expense of $76,746 for 2003 declined by $48,804 when compared to the prior year. This decrease was attributable to lower interest rates and lower average term debt balances outstanding during the year.

Critical Accounting Policies

     Container equipment – depreciable lives: The Registrant’s cargo container rental equipment is depreciated over a useful life of 15 years to a residual value of 10%. The Registrant and CCC evaluate the period of amortization and residual values to determine whether subsequent events and circumstances warrant revised estimates of useful lives and residual values.

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

     Allowance for doubtful accounts: The Leasing Company continually tracks the Registrant’s credit exposure to each of the sub-lessees of the Registrant’s containers using specialist third-party credit information services and reports prepared by its local staff to assess credit quality. The Leasing Company’s credit committee meets quarterly to analyze the performance of existing customers and to recommend actions taken in order to minimize credit risk. The Leasing Company derives an allowance for doubtful accounts reflecting specific amounts provided against known probable losses plus an additional amount based on historical loss experience. However, the Registrant may be subject to an unexpected loss in net lease revenue resulting from sub-lessees of its containers that default under their container lease agreements with the Leasing Company.

New Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151 – “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 – “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 will not have any impact on the financial statements of the Registrant.

     In December 2004, the FASB issued SFAS No. 153 – “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”). This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Registrant does not expect the introduction of SFAS 153 to have any impact on its financial statements.

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

     Dependence of the Container Leasing Business on the Volume of World Trade and Other Factors. Containers, particularly marine dry cargo containers, are relatively simple, and fungible items of capital equipment. While one distinguishing characteristic of container leasing companies is the level of service they provide to lessees, fundamentally the success of the container leasing business depends upon the level of demand for leased containers. While there is continuing demand from customers to transport their cargo in containers rather than by break-bulk methods, this demand, in turn, largely depends upon levels of world trade and the supply of containers relative to demand. When the volume of world trade decreases, container leasing companies are particularly apt to suffer since container lessees, most of which also have their own fleets of containers, generally reduce the number of leased containers in their fleets in favor of utilizing their fleet of owned containers. In addition, average daily revenue per leased container unit can decrease significantly as the volume of world trade decreases and the supply of available containers exceeds the level of demand. Such factors can cause a material reduction in a leasing company’s revenues. Furthermore, the increased availability of capital combined with low interest rates may provide an incentive for shipping lines to reduce their demand for leased containers in favor of purchasing them. As a result, the Registrant’s container leasing operations could be negatively affected by future fluctuations in world trade and other factors, including, without limitation, the supply and pricing of new and used containers, economic conditions in the shipping industry, fluctuations in interest rates and currency valuations, and other economic considerations that are inherently unpredictable and beyond the control of the Registrant, CCC and the Leasing Company.

     Risks of Ownership and Leasing of Special Purpose Containers. A portion of the Registrant’s container portfolio consists of refrigerated and tank containers. Unlike dry cargo containers, these special purpose containers are built for specific market demands. As such, the markets for the leasing of special purpose containers are narrower than the market for dry cargo containers. In the case of tank containers, the Leasing Company, on behalf of the Registrant, will lease to specialist operators (NVOCC’s -- Non-Vessel Owning Common Carriers), companies that produce and ship their own goods (such as chemical companies and distillers), as well as ocean-going carriers. Lessors in these markets are thus more sensitive to fluctuations in the demand for and supply of such containers. Moreover, the ownership of refrigerated containers entails risks of mechanical breakdown and technological obsolescence not otherwise present in the ownership of dry cargo containers, and in the case of tank containers (which can transport hazardous materials) includes additional risks of environmental and tort liability.

     Risk of Terrorism Involving Containers. Since September 11, 2001, the world’s governments, maritime authorities, and the maritime industry, have devoted increasing attention to enhancing the security of the global container transport chain. These efforts have included the Maritime Transportation Security Act of 2003, passed by Congress and initiatives by the United States such as the Container Security Initiative and Customs-Trade Partnership Against Terrorism Program. Efforts to date have focused on increasing port security and container inspections, developing and implementing a program of sealing containers with mechanical and electronic seals from the point of loading to final delivery of the container, identifying shippers, storing cargo information in electronic format, and related measures. The task, is immense and the efforts undertaken to date are preliminary. The industry is well aware of the dire consequences should a terrorism incident occur involving the use of a cargo container. In any such event, the impact on global trade and the world economy could be immediate and materially adverse, specifically impacting the Registrant’s operations with high insurance costs, additional costs to implement or adopt container related security devices and measures, and ultimately, a loss of container leasing revenue.

     Other Risks of Container Leasing. In addition to the factors discussed above, the ability of the Leasing Company, on behalf of the Registrant, to keep the Registrant’s containers under leases yielding revenues which, after payment of operating expenses, provide an acceptable return, may be adversely affected by other economic and business factors to which the transportation industry in general and the container leasing industry in particular are subject. These factors, which generally are beyond the control of the Registrant, CCC and the Leasing Company, include:

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

     Residual Value of Containers. The ultimate cash return of the Registrant’s investment in its containers will depend in part on the residual value of the containers at the point at which CCC determines that it is in the best interest of the Registrant to sell the containers. The amount realized on the sale of the containers may be substantially less than the price that the Registrant paid for the containers. Generally, used containers are sold in the non-maritime secondary market for use as temporary or permanent storage facilities. To a lesser extent, such containers are sold to shipping companies and container leasing companies for use in the maritime market. The demand for used containers depends on a variety of factors including the location of the container at the time of disposition, foreign currency exchange rates, and the factors discussed above that affect the market for marine cargo containers. One factor affecting the residual value of the containers will be the quality of maintenance provided by the Leasing Company and the sub-lessees of the Registrant’s containers. There can be no assurance that CCC will be able to arrange, on behalf of the Registrant, for adequate maintenance of the Registrant’s containers throughout their economically useful lives. The containers’ residual value will also depend upon factors beyond the control of the Registrant, CCC, the Leasing Company, or the container lessees, such as the cost of new containers, the quantity of used containers being supplied to the secondary market, technological advances in container construction and in techniques of ocean transportation, and developments in world trade.

     Competition. The Leasing Company, on behalf of the Registrant, will be in competition with several large international container leasing companies and numerous smaller leasing companies. As of mid-2004, five leasing companies controlled approximately 65% of the worldwide leased container fleet. While the container leasing market is highly competitive, the large container leasing companies as a group might be able to exploit their greater financial resources to maintain or enhance their market share at the expense of the competitors such as the Registrant and Leasing Company.

     Defaults by Lessees. The default by a sub-lessee under a lease with the Leasing Company may cause the Registrant’s containers to be returned at a time when the Leasing Company may be unable to arrange for the re-leasing or sale of such containers. In such event, the Registrant would lose anticipated revenues, incur additional operating expenses, and consequently, may be unable to recover its investment in such containers. In addition, because the Registrant’s containers will be leased outside of the United States, repossession of containers from sub-lessees who may default under a lease could prove difficult.

     In addition, when containers are recovered, the Leasing Company may not be able to re-lease the equipment at comparable rates and at favorable lease terms.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Exchange rate risk: In 2004, approximately 95% of the gross lease revenues billed by the Leasing Company on behalf of the Group, or on behalf of other third-party container owners, including the Registrant, were billed and paid in US dollars, and approximately 84% of expenses were incurred and paid in US dollars. For non-US dollar denominated revenues and expenses, the Leasing Company may enter into foreign currency contracts to reduce exposure to exchange rate risk. Of the non-US dollar direct operating expenses, the Leasing Company estimates approximately 70% are individually small, unpredictable and were incurred in varying denominations. Thus, the Leasing Company determined such amounts are not suitable for cost effective hedging. As exchange rates are outside of the control of the Registrant and Leasing Company, there can be no assurance that such fluctuations will not adversely affect the Registrant’s results of operations and financial condition.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Cronos Global Income Fund XVI, L.P.

We have audited the accompanying balance sheets of Cronos Global Income Fund XVI, L.P. (the “Partnership”) as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
March 23, 2005

CRONOS GLOBAL INCOME FUND XVI, L.P.

Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets

Current assets:
Cash and cash equivalents, includes $433,066 in 2004 and $1,087,138 in 2003 in interest-bearing accounts (note 3)	$448,065	$1,276,250
Net lease receivables due from Leasing Company	—	—
(notes 1 and 4)	321,212	265,227

Total current assets	769,277	1,541,477

Container rental equipment, at cost	31,152,445	31,476,999
Less accumulated depreciation	(14,708,265)	(12,951,863)

Net container rental equipment (note 1)	16,444,180	18,525,136

Other assets	—	799,543

Total assets	$17,213,457	$20,866,156

Liabilities and Partners’ Capital

current liabilities:
Interest payable	$—	$5,285
Current portion of equipment debt (note 5)	—	840,600

Total current liabilities	—	845,885

Equipment debt less current portion (note 5)	—	1,260,900

Total liabilities	—	2,106,785

Partners’ capital (deficit):
General partner	(40,565)	(44,129)
Limited partners (note 9)	17,254,022	18,803,500

Total partners’ capital	17,213,457	18,759,371

Total liabilities and partners’ capital	$17,213,457	$20,866,156

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Statements of Operations

For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Net lease revenue (notes 1 and 7)	$3,001,124	$2,863,738	$2,794,199

Other operating income (expenses):
Depreciation and amortization (notes 1 and 4)	(1,954,528)	(1,939,205)	(1,948,815)
Other general and administrative expenses	(70,659)	(69,783)	(69,903)
Net gain on disposal of equipment	20,179	6,282	1,192

	(2,005,008)	(2,002,706)	(2,017,526)

Income from operations	996,116	861,032	776,673

Other income (expense):
Interest income	5,482	10,315	20,796
Interest expense	(54,317)	(76,746)	(125,550)

	(48,835)	(66,431)	(104,754)

Net income	$947,281	$794,601	$671,919

Allocation of net income:
General partner	$123,918	$99,465	$66,276
Limited partners	823,363	695,136	605,643

	$947,281	$794,601	$671,919

Limited partners’ per unit share of net income	$0.51	$0.43	$0.38

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Statements of Partners’ Capital

For the years ended December 31, 2004, 2003 and 2002

	Limited	General
	Partners	Partner	Total
Balances at January 1, 2002	$21,121,969	$(27,315)	$21,094,654

Net income	605,643	66,276	671,919

Cash distributions	(1,466,362)	(73,778)	(1,540,140)

Balances at December 31, 2002	20,261,250	(34,817)	20,226,433

Net income	695,136	99,465	794,601

Cash distributions	(2,152,886)	(108,777)	(2,261,663)

Balances at December 31, 2003	18,803,500	(44,129)	18,759,371

Net income	823,363	123,918	947,281

Cash distributions	(2,372,841)	(120,354)	(2,493,195)

Balances at December 31, 2004	$17,254,022	$(40,565)	$17,213,457

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P-

Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$947,281	$794,601	$671,917
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,954,528	1,939,205	1,948,815
Net gain on disposal of equipment	(20,179)	(6,282)	(1,192)
(Increase) decrease in net lease receivables due from Leasing Company	(3,599)	3,253	(69,589)
Decrease in interest payable	(5,285)	(4,165)	(2,696)

Total adjustments	1,925,465	1,932,011	1,875,348

Net cash provided by operating activities	2,872,746	2,726,612	2,547,265

Cash flows from investing activities:
Proceeds from sale of container rental equipment	143,764	90,895	98,552

Cash flows from financing activities:
Distributions to general partner	(120,354)	(108,777)	(73,778)
Distributions to limited partners	(2,372,841)	(2,152,886)	(1,466,362)

Total Distributions to partners	(2,493,195)	(2,261,663)	(1,540,140)
Release of restricted deposits	750,000	—	—
Repayments of term debt	(2,101,500)	(840,600)	(840,600)

Net cash used in financing activities	(3,844,695)	(3,102,263)	(2,380,740)

Net (decrease) increase in cash and cash equivalents	(828,185)	(284,756)	265,077

Cash and cash equivalents at beginning of year	1,276,250	1,561,006	1,295,929

Cash and cash equivalents at end of year	$448,065	$1,276,250	$1,561,006

Supplementary disclosure of cash flow information:
Cash paid during the year for interest	$59,602	$80,912	$129,514

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Financial Statements

December 31, 2004, 2003 and 2002

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

(f)	Allocation of Net Income or Loss, Partnership Distributions and Partners’ Capital Accounts

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

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Financial Statements

(f)	Allocation of Net Income or Loss, Partnership Distributions and Partners’ Capital Accounts (continued)

Upon dissolution , the assets of the Partnership will be sold and the proceeds thereof distributed as follows: (i) all of the Partnership’s debts and liabilities to person’s other than CCC or the limited partners shall be paid and discharged; (ii) all of the Partnership’s debts and liabilities to CCC and the limited partners shall be paid and discharged; and (iii) the balance of such proceeds shall be distributed to CCC and the limited partners in accordance with the positive balances of CCC and the limited partners’ capital accounts. CCC shall contribute to the Partnership an aggregate amount equal to the deficit balance in its capital account at the time of such liquidation, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.

(g)	Acquisition Fees

Pursuant to the Partnership Agreement, acquisition fees paid to CCC are based on 5% of the equipment purchase price. These fees are capitalized and included in the cost of the rental equipment.

(h)	Container Rental Equipment

Container rental equipment is depreciated using the straight-line method. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $33,300 for 2002.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment during 2004, 2003 and 2002.

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

In November 2004, the FASB issued SFAS No. 151 – “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 — “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 will not have any impact on the financial statements of the Partnership.

In December 2004, the FASB issued SFAS No. 153 – “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”). This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Partnership does not expect the introduction of SFAS 153 to have any impact on its financial statements.

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

The Partnership derives revenues from dry cargo containers, refrigerated containers and tank containers used by its customers in global trade routes. As of December 31, 2004, the Partnership owned 4,312 twenty-foot, 1,469 forty-foot and 1,717 forty-foot high-cube marine dry cargo containers, as well as 87 twenty-foot and 297 forty-foot refrigerated high-cube cargo containers, and 52 twenty-four thousand-liter tank containers. A summary of gross lease revenue earned by the Leasing Company, on behalf of the Partnership, by product, for the years ended December 31, 2004, 2003 and 2002 follows:

	2004	2003	2002
Dry cargo containers	$2,767,280	$2,667,383	$2,690,436
Refrigerated containers	1,220,587	1,251,211	1,260,091
Tank containers	152,067	139,077	134,767

Total	$4,139,934	$4,057,671	$4,085,294

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”

The Partnership does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business. Only one single sub-lessee of the Leasing Company accounts for more than 10% of the Partnership’s revenue. This customer, APL, generated 11% or $451,097, and 10% or $423,378 and 10% or $419,635 of the Leasing Company’s rental revenue earned during 2004, 2003 and 2002, respectively, on behalf of the Partnership.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Financial Statements

(3)	Cash and Cash Equivalents

Cash equivalents include money market funds that invest in highly-liquid securities, such as U.S. Treasury obligations, repurchase agreements secured by U.S. Treasury obligations, and obligations whose principal and interest are backed by the U.S. Government. Cash equivalents are carried at cost which approximates fair value, and at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

(4)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership as well as proceeds earned from container disposals. Net lease receivables at December 31, 2004 and 2003 were as follows:

	December 31,	December 31,
	2004	2003
Gross lease receivables	$726,979	$689,966
Less:
Direct operating payables and accrued expenses	276,571	295,401
Damage protection reserve (note 6)	47,725	44,426
Base management fees payable	15,418	25,546
Reimbursed administrative expenses	17,415	15,843
Allowance for doubtful accounts	48,638	43,523

Net lease receivables	$321,212	$265,227

(5)	Equipment Debt

In August, 2004, the Partnership prepaid the remaining term loan debt of $2,101,500, plus accrued interest of $25,434. On March 30, 2000, the Partnership borrowed $5,043,600 under a term loan for the purpose of acquiring additional equipment. The terms of the loan required it to be repaid in equal quarterly installments plus interest, through May 31, 2006. Interest accrued at the rate of 1.75% above the LIBOR rate which was calculated on the first day of each quarterly interest period. Over the life of the loan, the interest rates have ranged from 2.87% to 8.58%. The loan was secured by containers owned by the Partnership, as well as any income generated in connection with the containers including lease revenue and sales proceeds. A restricted deposit of $750,000 was held in an account with the lender as additional collateral and was released by the lender upon the Partnership’s prepayment of the loan.

(6)	Damage Protection Plan

The Leasing Company offers a repair service to several lessees of the Partnership’s containers, whereby the lessee pays an additional rental fee for the convenience of having the Partnership incur the repair expense for containers damaged while on lease. This fee is recorded as revenue when earned according to the terms of the rental contract. An accrual has been recorded to provide for the estimated costs incurred by this service. This accrual is included within rental equipment operating expenses, a component of net lease receivables due from the Leasing Company (see note 4). The Partnership is not responsible in the event repair costs exceed predetermined limits, or for repairs that are required for damages not defined by the damage protection plan agreement.

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Financial Statements

(7)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for 2004, 2003 and 2002:

	2004	2003	2002
Rental revenue	$4,139,934	$4,057,671	$4,085,294
Less:
Rental equipment operating expenses	638,260	713,279	816,017
Base management fees (note 8)	285,258	282,731	280,696
Reimbursed administrative expenses (note 8):
Salaries	148,638	138,943	136,063
Other payroll related expenses	18,699	14,930	15,037
General administrative expenses	47,955	44,050	43,282

Net lease revenue	$3,001,124	$2,863,738	$2,794,199

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

	2004	2003	2002
Base management fees
CCC	$—	$—	$—
Leasing Company	285,258	282,731	280,696
Reimbursed administrative expenses
CCC	27,579	22,919	26,611
Leasing Company	187,713	175,004	167,771

	$500,550	$480,654	$475,078

     The following net compensation was payable to CCC and the Leasing Company at December 31, 2004 and 2003:

	2004	2003
CCC	$2,396	$1,769
Leasing Company	30,437	39,620

	$32,833	$41,389

CRONOS GLOBAL INCOME FUND XVI, L.P.

Notes to Financial Statements

(9)	Limited Partners’ Capital

Cash distributions made to the limited partners during 2004, 2003 and 2002 included distributions of proceeds from equipment sales in the amount of $106,646, $106,646 and $79,985, respectively. These distributions, as well as cash distributions from operations, are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital at December 31, 2004, 2003 and 2002 was $11, $12 and $13, respectively. This is calculated by dividing the limited partners’ capital at the end of each year by 1,599,667, the total number of limited partnership units.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Inapplicable.

Item 9A. Controls and Procedures

     The principal executive and principal financial officers of CCC have evaluated the disclosure controls and procedures of the Registrant as of the end of the period covered by this report . As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Registrant that are designed to ensure that information required to be disclosed by the Registrant in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and principal financial officers of CCC have concluded that the Registrant’s disclosure controls and procedures were effective such that the information required to be disclosed by the Registrant in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to CCC’s management, including CCC’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

     There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect the Registrant’s internal controls subsequent to the evaluation described above conducted by CCC’s principal executive and financial officers.

Item 9B. Other Information

     Inapplicable.

PART III

Item 10. Directors and Executive Officers of the Partnership

     The Partnership, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at February 28, 2005, are as follows:

Name	Office
Dennis J. Tietz	President, Chief Executive Officer and Director

John Kallas	Vice President, Chief Financial Officer and Director

Elinor A. Wexler	Vice President/Administration, Secretary and Director

John M. Foy	Director

     Dennis J. Tietz Mr. Tietz, 52, as President and Chief Executive Officer, is responsible for the general management of CCC. Mr. Tietz was appointed Chief Executive Officer of The Cronos Group in December 1998 and appointed Chairman of the Board of Directors in March 1999. Mr. Tietz is also President and a director of Cronos Securities Corp. From 1986 until his appointment as Chief Executive Officer of The Cronos Group, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC’s investment programs. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

     Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD. Mr. Tietz served as Chairman of the International Institute of Container Lessors for its 2001 fiscal year, and currently sits on the Executive Committee of the Institute’s Board of Directors.

     John Kallas Mr. Kallas, 42, as Vice President, Chief Financial Officer of CCC, is responsible for managed container investment programs, treasury and CCC’s financial operations. Mr. Kallas joined the Board of Directors of CCC in November, 2000. Mr. Kallas has been employed by CCC since 1989, and has held various accounting positions since joining Cronos including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco.

     Mr. Kallas holds a Masters degree in Finance and Business Administration from St. Mary’s College, a B.S. degree in Business Administration/Accounting from the University of San Francisco and is a certified public accountant.

     Elinor A. Wexler Ms. Wexler, 56, as Vice President — Administration and Secretary of CCC is responsible for investor services, compliance and securities registration. Ms. Wexler joined the Board of Directors of CCC in June 1997 and has been employed by CCC since 1987. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

     Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

     John M. Foy Mr. Foy, 59, was elected to the Board of Directors of CCC in April 1999. See key management personnel of the Leasing Company for further information.

     The key management personnel of the Leasing Company and its affiliates at February 28, 2005, were as follows:

Name	Title
Peter J. Younger	Chief Operating Officer/Chief Financial Officer

John M. Foy	Senior Vice President/Pacific Region

Nico Sciacovelli	Senior Vice President/South Atlantic Region

John C. Kirby	Senior Vice President/North Atlantic Region

     Peter J. Younger Mr. Younger, 48, as Chief Operating and Financial Officer of The Cronos Group, is responsible for the operating activities of The Cronos Group and its subsidiaries. Mr. Younger was re-elected to the Board of Directors of The Cronos Group at the 2004 annual meeting of The Cronos Group’s shareholders. Mr. Younger will serve as a director until the 2007 annual meeting and his successor is elected and takes office. Mr. Younger was appointed as Chief Operating Officer of The Cronos Group on August 4, 2000, and its Chief Financial Officer in March 1997. Mr. Younger has been employed by Cronos since 1987 and is based in San Francisco. Mr. Younger has held various accounting and financial positions since joining Cronos in 1987, including Vice President of Finance for the Leasing Company, located in the UK, and Vice President and Controller for CCC in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.

     John M. Foy Mr. Foy, 59, as Senior Vice President, is directly responsible for the Leasing Company’s lease marketing operations in the Pacific region covering the US west coast, Asia, Australia and New Zealand. Mr. Foy joined Cronos in 1985 and is based in San Francisco. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

     Nico Sciacovelli Mr. Sciacovelli, 55, as Senior Vice President, is directly responsible for the Leasing Company’s lease marketing operations in the South Atlantic region, including Southern Europe, South America, the Middle East, Africa and the Indian sub-continent. Mr. Sciacovelli joined Cronos in 1983 and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Director and Area Manager for Southern Europe, the Middle east and Africa. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager for Interpool Ltd., a container and chassis lessor.

     John C. Kirby Mr. Kirby, 51, as Senior Vice President, is directly responsible for the Leasing Company’s lease marketing operations in the North Atlantic region, including Northern Europe, the US east coast, and Scandinavia. Mr. Kirby is also responsible for the Leasing Company’s corporate operations and is involved with container purchasing, contract and billing administration, container repairs and leasing-related systems. Mr. Kirby joined CCC in 1985 and is based in the United Kingdom. Since joining Cronos in 1985, Mr. Kirby served as European Technical Manager, Director of European Operations and Senior Vice President/Operations of the Leasing Company. From 1982 to 1985, Mr. Kirby was a Technical Manager with CLOU Containers, a container leasing company based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     The Registrant has followed the practice of reporting acquisitions and dispositions of the Registrant’s units of limited partnership interests by CCC, its general partner. As CCC did not acquire or dispose of any of the Registrant’s units of limited partnership interests during the fiscal year ended December 31, 2004, no reports of beneficial ownership under Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed with the SEC.

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

     The following table sets forth the fees the Registrant paid (on a cash basis) to CCC or the Leasing Company (“CCL”) for the year ended December 31, 2004.

			Cash Fees and
	Name	Description	Distributions
1)	CCL	Base management fees - equal to 7% of gross lease	$295,386
		revenues attributable to operating leases pursuant to Section 4.3
		of the Limited Partnership Agreement

2)	CCC	Reimbursed administrative expenses equal to the costs	$26,951
		expended by CCC and it’s affiliates for services necessary to
	CCL	the prudent operation of the Registrant pursuant to Section	$186,768
		4.4 of the Limited Partnership Agreement

3)	CCC	Interest in Fund - 5% of distributions of distributable cash	$120,354
		for any quarter pursuant to Section 6.1 of the Limited
		Partnership Agreement

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

     (c) Changes in Control

     Inapplicable.

Item 13. Certain Relationships and Related Transactions

     (a) Transactions with Management and Others

The Registrant’s only transactions with management and other related parties during 2004 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner, and its affiliates. See Item 11, “Executive Compensation,” herein.

     (b) Certain Business Relationships

     Inapplicable.

     (c) Indebtedness of Management

     Inapplicable.

     (d) Transactions with Promoters

     Inapplicable.

Item 14. Principal Accountant Fees and Services

CCC, on behalf of the Registrant, has appointed Deloitte & Touche LLP as the Registrant’s independent auditor for the fiscal year ending December 31, 2004. CCC’s board of directors has the authority to pre-approve audit related and non-audit services on behalf of the Registrant, that are not prohibited by law, to be performed by the Registrant’s independent auditors.

     Audit Fees

Audit fees represent fees for professional services provided in connection with the audit of the Registrant’s financial statements and review of its quarterly financial statements and audit services provided in connection with its statutory or regulatory filings. The Registrant incurred fees of $20,041 and $21,844 during the fiscal years ending December 31, 2004 and 2003, respectively, for these audit services.

     Audit-Related Fees

The Registrant did not incur audit-related fees during the fiscal years ending December 31, 2004 and 2003. Typically, audit-related fees, if incurred, would consist of fees for accounting consultations and other attestation services.

     Tax Fees

The Registrant did not incur tax fees during the fiscal years ending December 31, 2004 and 2003. Typically, tax fees, if incurred, would consist of fees for compliance services, tax advice and tax planning.

     All Other Fees

The Registrant did not incur any other fees for services provided by its independent auditor during the fiscal years ending December 31, 2004 and 2003.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Date: March 24, 2005

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Dennis J. Tietz Dennis J. Tietz	President and Director of Cronos Capital Corp. (“CCC”)(Principal Executive Officer of CCC)	March 24, 2005
/s/ John Kallas John Kallas	Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) (Principal Financial and Accounting Officer of CCC)	March 24, 2005
/s/ Elinor A.Wexler Elinor A. Wexler	Vice President-Administration, Secretary and Director of Cronos Capital Corp.	March 24, 2005

Exhibit Index

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 28, 1995	(a)

3(b)	Certificate of Limited Partnership of the Registrant	(b)

10	Form of Leasing Agent Agreement with Cronos Containers Limited	(c)

10.1	Note Purchase Agreement, dated as of March 30, 2001, by and between the Registrant (the “Company”), Cronos Containers Limited (the “Guarantor”) and IBJ Whitehall Business Credit Corporation (the “Purchaser”)	(d)

10.2	Guarantee, dated as of March 30, 2000, by and between the Guarantor, the Company and the Purchaser	(e)

10.3	Secured note, dated as of March 30, 2000, by and between the Company and the Purchaser	(f)

10.4	Pledge and Security Agreement, dated as of March 30, 2000, by and between the Registrant (the “Debtor”) and IBJ Whitehall Business Credit Corporation (the “Secured Party)”	(g)

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document (h)

(a)	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

(b)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

(c)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

(d)	Incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant for the quarterly period ended March 31, 2000

(e)	Incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the Registrant for the quarterly period ended March 31, 2000

(f)	Incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q of the Registrant for the quarterly period ended March 31, 2000

(g)	Incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q of the Registrant for the quarterly period ended March 31, 2000

(h)	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.