Form 10-Q
period 2005-09-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 2005-11-14
CIK 1002519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

CRONOS GLOBAL INCOME FUND XVI, L.P.
Report on Form 10-Q for the Quarterly Period
Ended September 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are the condensed balance sheets as of September 30, 2005 and December 31, 2004, condensed statements of operations for the three and nine months ended September 30, 2005 and 2004, and condensed statements of cash flows for the nine months ended September 30, 2005 and 2004, (collectively the “Financial Statements”) for Cronos Global Income Fund XVI, L.P. (the “Partnership”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2004 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents, includes $728,490 at September 30, 2005 and $433,066 at December 31, 2004 in interest-bearing accounts	$743,514	$448,065
Net lease receivables due from Leasing Company (notes 1 and 2)	524,495	321,212
Container rental equipment held for sale (note 1)	92,400	—

Total current assets	1,360,409	769,277

Container rental equipment, at cost	29,879,605	31,152,445
Less accumulated depreciation	(15,447,234)	(14,708,265)

Net container rental equipment (note 1)	14,432,371	16,444,180

Total assets	$15,792,780	$17,213,457

Partners’ capital

Partners’ capital (deficit):
General partner	$(16,962)	$(40,565)
Limited partners	15,809,742	17,254,022

Total partners’ capital	$15,792,780	$17,213,457

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net lease revenue (notes 1 and 3)	$702,478	$799,494	$2,115,072	$2,186,946

Other operating income (expenses):
Depreciation	(455,996)	(515,030)	(1,392,625)	(1,479,970)
Other general and administrative expenses	(19,550)	(16,019)	(60,804)	(54,689)
Asset impairment loss	—	—	(37,972)	—
Net gain on disposal of equipment	24,600	10,956	38,929	16,775

Income from operations	251,532	279,401	662,600	669,062

Other income (expense):
Interest income	5,150	1,515	10,208	4,740
Interest expense	—	(25,434)	—	(54,317)

	5,150	(23,919)	10,208	(49,577)

Net income	$256,682	$255,482	$672,808	$619,485

Allocation of net income:
General partner	$50,261	$36,741	$117,507	$92,821
Limited partners	206,421	218,741	555,301	526,664

	$256,682	$255,482	$672,808	$619,485

Limited partners’ per unit share of net income	$0.13	$0.14	$0.35	$0.33

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Net cash provided by operating activities	$1,946,208	$2,795,479

Cash flows provided by investing activities:
Proceeds from disposal of equipment	442,726	101,207

Cash flows used in financing activities:
Distributions to general partner	(93,904)	(89,349)
Distributions to limited partners	(1,999,581)	(1,772,964)

Total distribution to partners	(2,093,485)	(1,862,313)
Repayment of term debt	—	(2,101,500)

Net cash used in financing activities	(2,093,485)	(3,963,813)

Net increase (decrease) in cash and cash equivalents	295,449	(1,067,127)

Cash and cash equivalents at the beginning of the period	448,065	1,276,250

Cash and cash equivalents at the end of the period	$743,514	$209,123

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
The Partnership has entered into its 10th year of operations and beginning April 2006, the Partnership will enter its liquidation phase, wherein the General Partner focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At September 30, 2005, approximately 92% of the original equipment remained in the Partnership’s fleet. The General Partner will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners.
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
Assets to be disposed of: In June 2005, the Leasing Company committed to a plan to dispose of 111 of the Partnership’s North American Dry Containers. It was concluded that the carrying value of these containers, $193,372, exceeded fair value and accordingly, an impairment charge of $37,972 was recorded to operations under impairment losses during June 2005. Fair value was determined by estimating the expected amount to be received at the time of sale. The expected sales price was estimated by evaluating the current sales price of similar containers. During the four-month period ended September 30, 2005, the Partnership sold 45 North American dry containers. The Partnership recognized a gain of $8,324 on the sale of these containers.
There were no impairment charges to the carrying value of container rental equipment for the three and nine-month periods ended June 30, 2004.
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
     (2) Net Lease Receivables Due from Leasing Company
Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004
Gross lease receivables	$994,381	$726,979
Less:
Direct operating payables and accrued expenses	295,520	276,571
Damage protection reserve	69,813	47,725
Base management fees payable	11,909	15,418
Reimbursed administrative expenses	13,261	17,415
Allowance for doubtful accounts	79,383	48,638

	469,886	405,767

Net lease receivables	$524,495	$321,212

(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
     (3) Net Lease Revenue
Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2005 and 2004 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Rental revenue (note 4)	$972,640	$1,046,190	$2,959,458	$3,055,154
Less:
Rental equipment operating expenses	157,543	119,814	485,886	497,250
Base management fees	66,810	72,576	203,338	211,903
Reimbursed administrative expenses
Salaries	34,202	35,550	112,137	109,647
Other payroll related expenses	3,087	6,742	15,084	14,251
General and administrative expenses	8,520	12,014	27,941	35,157

	270,162	246,696	844,386	868,208

Net lease revenue	$702,478	$799,494	$2,115,072	$2,186,946

     (4) Operating Segment
An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. CCC and the Leasing Company operate the Partnership’s container fleet as a homogenous unit and have determined that as such, it has a single reportable operating segment.
The Partnership derives its revenues from dry cargo, refrigerated and tank containers used by its customers in global trade routes. As of September 30, 2005, the Partnership operated 4,084 twenty-foot, 1,376 forty-foot and 1,701 forty-foot high-cube marine dry cargo containers, as well as 87 twenty-foot and 293 forty-foot high-cube refrigerated cargo containers, and 52 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2005 and 2004 follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Dry cargo containers	$675,006	$703,455	$2,032,805	$2,044,044
Refrigerated containers	260,054	305,296	807,689	896,248
Tank containers	37,580	37,439	118,964	114,862

Total	$972,640	$1,046,190	$2,959,458	$3,055,154

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
Market Overview
     Commencing in 2006, the Partnership’s 11th year of operations, the Partnership will begin focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 12 to 15 years after placement in leased service. Accordingly, the Partnership’s financial condition and results from operations will be affected by the impact of market conditions on its remaining on-hire containers, as well as market conditions affecting the Partnership’s off-hire containers, including those affecting the container resale market.
     The container leasing industry continues to operate under the most favorable market conditions in its 35-year-plus history. During 2003 and 2004, industry observers report that global container trade grew by an estimated 8% and 12%, respectively. In comparison, global container trade grew by a modest 3.7% during 2001, a recession year. These favorable conditions contributed to a strong container leasing market, resulting in high levels of demand for existing containers and a decline in off-hire container inventories. During 2005, demand for existing dry cargo containers eased from the levels experienced in 2004 when demand often exceeded supply, resulting in a more balanced leasing market. As a result, utilization of the Partnership’s combined fleet declined to approximately 91.5% at September 30, 2005 when compared to 92.3% at June 30, 2005, still a very favorable level of utilization when compared to historical levels. Forecasts for economic growth and global container trade remain strong and, while 2005 is expected to finish as one of the strongest years for the container leasing industry, growth in these indicators is expected to be at a more moderate pace than that experienced during 2004. This is due to a number of factors, including the effects of increased crude oil prices on the global economy.
     During the three and nine-month periods ending September 30, 2005, high utilization levels continued to contribute to low inventories of off-hire containers as shipping lines employed more leased containers to meet the growth in containerized trade. Declining inventories have also contributed to an increase in the amount of proceeds realized on the sale of used containers, as fewer containers are available at non-factory locations to meet the demand of buyers. The inventory levels experienced during the three and nine-month periods ended September 30, 2005 have generally resulted in substantial decreases in storage and other inventory-related operating expenses. A significant increase in container inventories in future periods may contribute to increases in the Partnership’s storage and related inventory expenses.
     The price of a new 20-foot dry cargo container increased to a peak of $2,300 during the first nine months of 2005 and has declined to approximately $1,700 at the end of September 2005 due to reduced demand for new dry cargo containers, a corresponding buildup of new container inventories at Chinese container factories and a recent decline in the price of Corten steel and other raw materials. The decline in orders for new dry cargo containers was further affected by increased efficiencies by the shipping lines, as well as the fact that ports have avoided the congestion problems that occurred in the U.S. and Europe during 2004. The recent decline in the cost of new dry cargo containers was the first to have occurred in over three years. Container prices continue to be tied to energy costs, steel prices and interest rates, and are subject to fluctuations based on these variables. Although the Partnership may no longer purchase new containers, the price of new containers has indirectly contributed to the Partnership’s results of operations, influencing the level of lease per-diems for existing older containers, as well as container sale prices realized upon their eventual disposal.
     The sale of the Partnership’s off-hire containers, in accordance with one of its aforementioned original investment objectives, has also positively affected the Partnership’s results from operations, contributing to the Partnership’s high utilization levels, minimizing storage and other inventory-related costs incurred for its off-hire containers, as well as realizing favorable sale proceeds from the sale of its containers. During the third quarter of 2005, buyers continued to demand existing, older containers. In many geographical markets, sales prices for used containers increased as inventories of off-hire containers at non-factory locations declined, reducing the available supply of containers eligible for sale. A significant increase in inventory levels in future periods, as well as significant declines in new container prices, could adversely impact sales proceeds realized on the sale of containers.

     The increased trade volumes of recent years have contributed to shortages of both containerships and tonnage capacity. As a result, shipping lines have embarked on a major new shipbuilding program. Industry analysts are expressing concern that the current program of new shipbuilding may create over-capacity within the shipping industry once the new containerships scheduled for delivery during 2006 and 2007 are placed in service. Based on current orders, industry analysts predict that the world’s containership fleet will exceed 10 million TEU by the end of 2007, compared to less than 7 million TEU at the beginning of 2004. Over-capacity may contribute to lower freight rates, resulting in reduced profitability for the shipping lines, that in turn could have adverse implications for container leasing companies.
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

     At September 30, 2005, approximately 92% of the original equipment remained in the Partnership’s fleet, as compared to approximately 96% at December 31, 2004. The following table summarizes the composition of the Partnership’s fleet (based on container type) at September 30, 2005.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	2,778	645	840	54	123	27
Term lease
Short term[1]	480	335	668	12	115	12
Long term[2]	545	175	93	—	34	10

Subtotal	3,803	1,155	1,601	66	272	49
Containers off lease	281	221	100	21	21	3

Total container fleet	4,084	1,376	1,701	87	293	52

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	4,553	100%	1,500	100%	1,750	100%	90	100%	300	100%	52	100%
Less disposals	469	10%	124	8%	49	3%	3	3%	7	2%	—	—%

Remaining fleet at September 30, 2005	4,084	90%	1,376	92%	1,701	97%	87	97%	293	98%	52	100%

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before September 30, 2006.

2.	Long term leases represent term leases, the majority of which will expire between October 2006 and December 2010.
Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
     Net lease revenue was $702,478 for the three months ended September 30, 2005 compared to $799,494 for the same period in the prior year. The decrease was primarily due to a $73,550 decrease in gross rental revenue, as well as a $37,729 increase in rental equipment operating expenses. Gross rental revenue was primarily impacted by a 12% decrease in the average per-diem rental rate for refrigerated cargo containers and a 1% decrease in the average per-diem rental rate for dry cargo containers for the three-month period ended September 30, 2005, compared to the same period in the prior year. The Partnership’s average fleet size and utilization rates for the three-month periods ended September 30, 2005 and 2004 were as follows:

	Three Months Ended
	September 30,	September 30,
	2005	2004
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	10,275	10,770
Refrigerated containers	675	681
Tank containers	52	52

Average utilization rates
Dry cargo containers	93%	95%
Refrigerated containers	89%	89%
Tank containers	94%	89%

     The increase in rental equipment operating expenses was attributable to the Partnership’s lower dry cargo container utilization rates and its impact on inventory-related expenses such as storage costs, and activity-related expenses such as repairs and maintenance, partially offset by a decrease in repositioning expenses during the three-month period ended September 30, 2005, compared to the same period in the prior year. The Partnership also experienced an increase in the provision for doubtful accounts for the three-month period ended September 30, 2005, compared to the same period in the prior year. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $14,263 when compared to the same period in 2004.
     Depreciation expense of $455,996 for the three months ended September 30, 2005 declined by $59,034 when compared to the corresponding period in 2004, a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses amounted to $19,550 for the three month period ended September 30, 2005, an increase of $3,531 or 22% when compared to the same period in 2004, primarily due to increases in investor communication expenses, and other professional fees.
     Asset impairment loss was incurred by the Partnership in the second quarter of 2005 relating to forty-foot standard off-hire dry cargo containers located in North America (the “North American Dry Containers”). CCC and the Leasing Company conducted a review, the purpose of which was to consider the issues concerning the sale or continued leasing of the North American Dry Containers, and to identify the consequences, if any, from an accounting perspective. CCC and the Leasing Company concluded that the North American Dry Containers would be targeted for immediate sale, effective June 1, 2005.
Assets to be disposed of: In June 2005, the Leasing Company committed to a plan to dispose of 111 of the Partnership’s North American dry containers. It was concluded that the carrying value of these containers, $193,372, exceeded fair value and accordingly, an impairment charge of $37,972 was recorded to operations under impairment losses. During the three-month period ended September 30, 2005, 31 North American Dry Containers were sold. The remaining 66 North American Dry Containers are expected to be disposed of over the final quarter of 2005. Fair value was determined by estimating the expected amount to be received at the time of sale. The expected sales price was estimated by evaluating the current sales price of similar containers.
     There was no reduction to the carrying value of container rental equipment due to impairment during the three-month period ended September 30, 2004.
     Net gain on disposal of equipment for the three months ended September 30, 2005 was $24,600, compared to $10,956 for the corresponding period in 2004. The Partnership disposed of 150 containers during the third quarter of 2005, compared to 20 containers during the same three-month period in 2004. Included within the 150 containers disposed during the third quarter of 2005 were 31 North American Dry Containers impaired and targeted for sale as of June 1, 2005. A gain of $4,631 was attributable to the sale of these 31 containers. The Partnership believes that the net gain on container disposals in the three-month period ended September 30, 2005 was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals, as well as agreements entered into for the sale of the Partnership’s remaining containers.
Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
     Net lease revenue was $2,115,072 for the nine months ended September 30, 2005 compared to $2,186,946 for the same period in the prior year. The decrease was primarily due to a $95,696 decrease in gross rental revenue, partially offset by a $11,364 decrease in rental equipment operating expenses. Gross rental revenue was primarily impacted by a 11% decrease in the average per-diem rental rate for refrigerated cargo containers and a 2% decrease in the average refrigerated cargo utilization rate for the nine-month period ended September 30, 2005, compared to the same period in the prior year.
     The decrease in rental equipment operating expenses was attributable to the Partnership’s higher dry cargo container fleet utilization rates and its impact on inventory- related expenses such as repositioning costs. The decrease in these expenses were partially offset by an increase in activity-related costs such as repair and maintenance expenses. The Partnership also recognized an increase in the provision for doubtful accounts over the nine-month period ended September 30, 2005, compared to the same period in the prior year.

     The Partnership’s average fleet size and utilization rates for the nine-month periods ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	10,483	10,789
Refrigerated containers	677	681
Tank containers	52	52

Average utilization rates
Dry cargo containers	93%	92%
Refrigerated containers	88%	90%
Tank containers	91%	91%
     Depreciation expense of $1,392,625 for the nine months ended September 30, 2005 declined by $87,345 when compared to the corresponding period in 2004, a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses amounted to $60,804 for the nine month period ended September 30, 2005, an increase of $6,115 or 11% when compared to the same period in 2004 due to increases in investor communication expenses and other professional fees.
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
     There was no reduction to the carrying value of container rental equipment due to impairment during the nine-month period ended September 30, 2004.
     Net gain on disposal of equipment for the nine months ended September 30, 2005 was $38,929, as compared to $16,775 for the corresponding period in 2004. The Partnership disposed of 341 containers, as compared to 65 containers during the same nine-month period in 2004. Included within the 341 containers disposed during the nine months of 2005 were 45 North American Dry Containers impaired and targeted for sale as of June 1, 2005. A gain of $48,324 was attributable to the sale of these 45 containers. The Partnership believes that the net gain on container disposals in the nine-month period ended September 30, 2005, was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed.
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
     There was no reduction to the carrying value of container rental equipment due to impairment during the nine-month period ended September 30, 2004.

Liquidity and Capital Resources
     The Partnership’s has entered into its 10th year of operations, the last year whereby the Partnership’s primary objective is to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Partnership relied primarily on container rental receipts to meet this objective as well as to finance current operating needs. No credit lines are maintained to finance working capital. Commencing in 2006, the Partnership’s 11th year of operations, the Partnership will begin focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 12 to 15 years after placement in leased service. At such time, the Partnership will be actively disposing of its fleet, with cash proceeds from container disposals, in addition to cash from operations, will provide the cash flow for distributions to the limited partners.
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
     Distributions are paid monthly, based primarily on each quarter’s cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner. At September 30, 2005, the Partnership had $743,514 in cash and cash equivalents, an increase of $295,449 from the cash balances at December 31, 2004. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners, in money market funds. The liquidation of the Partnership’s remaining containers will be the primary factor influencing the future level of cash from operating, investing and financing activities.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $1,946,208 during the nine months ended September 30, 2005, compared to $2,795,479 for the same nine month period in 2004.
     Cash from Investing Activities: Net cash provided by investing activities was $442,726 during the nine months ended September 30, 2005, compared to $101,207 in the corresponding period of 2004. These amounts represent sales proceeds generated from the sale of container equipment.
     Cash from Financing Activities: Net cash used in financing activities was $2,093,485 during the nine months ended September 30, 2005 compared to $3,963,813 during the nine months ended September 30, 2004. The 2005 amount was comprised of $2,093,485 in distributions to the Partnership’s general and limited partners. In comparison, during the nine-month period ended September 30, 2004, net cash used in financing activities was comprised of distributions to the Partnership’s general and limited partners totaling $1,862,313 and the scheduled repayment of term debt totaling $2,101,500. This term debt was prepaid in August 2004.

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
Date: November 11, 2005

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