Form 10-Q
period 2006-03-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 2006-05-15
CIK 1002519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

CRONOS GLOBAL INCOME FUND XVI, L.P.
Report on Form 10-Q for the Quarterly Period
Ended March 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are Cronos Global Income Fund XVI, L.P.’s (the “Partnership”) condensed balance sheets as of March 31, 2006 and December 31, 2005, condensed statements of operations for the three months ended March 31, 2006 and 2005, and condensed statements of cash flows for the three months ended March 31, 2006 and 2005, (collectively the “Financial Statements”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2005 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Partnership with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Partnership’s control. All statements, other than statements of historical facts included in this report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Partnership’s strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Partnership are forward-looking statements. When used in this report, the words “would”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Partnership does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Partnership believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, the Partnership can give no assurance that these plans, intentions or expectations will be achieved. Future economic and industry trends that could potentially impact revenues and profitability are difficult to predict.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents, includes $1,060,243 at March 31, 2006 and $1,033,262 at December 31, 2005 in interest-bearing accounts	$1,075,243	$1,048,262
Net lease and other receivables due from Leasing Company	243,708	360,227

Total current assets	1,318,951	1,408,489

Container rental equipment, at cost	28,762,166	29,463,629
Less accumulated depreciation	(15,716,136)	(15,671,131)

Net container rental equipment	13,046,030	13,792,498

Container equipment held for sale	68,600	71,400

Total assets	$14,433,581	$15,272,387

Partners’ capital

Partners’ capital (deficit):
General partner	$(14,324)	$(5,678)
Limited partners	14,447,905	15,278,065

Total partners’ capital	$14,433,581	$15,272,387

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Net lease revenue	$567,934	$731,726

Other operating income (expenses):
Depreciation	(441,450)	(471,854)
Other general and administrative expenses	(26,098)	(18,628)
Net (loss) gain on disposal of equipment	(61,125)	18,157

	(528,673)	472,325

Income from operations	39,261	259,401

Other income:
Interest income	9,788	1,841

Net income	$49,049	$261,242

Allocation of net income:
General partner	$26,052	$45,592
Limited partners	22,997	215,650

	$49,049	$261,242

Limited partners’ per unit share of net income	$0.01	$0.13

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Net cash provided by operating activities	$704,235	$586,903

Cash flows from investing activities:
Proceeds from disposal of equipment	210,601	122,605

Cash flows from financing activities:
Distributions to general partner	(34,698)	(32,043)
Distributions to limited partners	(853,157)	(646,532)

Net cash used in financing activities	(887,855)	(678,575)

Net increase in cash and cash equivalents	26,981	30,933

Cash and cash equivalents at the beginning of the period	1,048,262	448,065

Cash and cash equivalents at the end of the period	$1,075,243	$478,998

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

Beginning April 2006, the Partnership will commence its 11th year of operations and enter into its liquidation phase wherein CCC will focus its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At March 31, 2006, approximately 87% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners.

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

Container rental equipment is depreciated over a 15-year life using the straight-line basis to its salvage value, estimated to be 10% of the original equipment cost. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared annually, or upon material changes in market conditions. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three-month periods ended March 31, 2006 and 2005.

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
CCC and the Leasing Company concluded that effective June 1, 2005, the North American Dry Containers would be targeted for immediate sale and committed to a plan to dispose of the North American Dry Containers. It was concluded that the carrying value of these containers, $193,372, exceeded fair value and accordingly, an impairment charge of $37,972, or approximately $0.02 per limited partnership unit, was recorded to operations under impairment losses during the three month period ended June 30, 2005. Fair value was determined by estimating the expected amount to be received at the time of sale. The expected sales price was estimated by evaluating the current sales price of similar containers. During the three-month period ending March 31, 2006, the Partnership sold two North American Dry Containers targeted for sale. The Partnership recognized a gain of $370 on the sale of these containers. At March 31, 2006, 49 of the original 111 North American Containers remain in the Partnership’s fleet awaiting disposal.
There were no impairment charges to the carrying value of container rental equipment during the three-month periods ended March 31, 2006 and 2005.
(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(f)	Allocation of Net Income or Loss, Partnership Distributions and Partners’ Capital Accounts

Net income or loss has been allocated between the general and limited partners in accordance with the Partnership Agreement. The Partnership Agreement generally provides that CCC shall at all times maintain at least a 1% interest in each item of income or loss, including the gain arising from the sale of containers. The Partnership Agreement further provides that the gain arising from the sale of containers be allocated first to the partners with capital account deficit balances in an amount sufficient to eliminate any deficit capital account balance. Thereafter, the Partnership’s gains arising from the sale of containers are allocated to the partners in accordance with their share of sale proceeds distributed. The Partnership Agreement also provides for income (excluding the gain arising from the sale of containers) for any period, be allocated to CCC in an amount equal to that portion of CCC’s distributions in excess of 1% of the total distributions made to both CCC and the limited partners of the Partnership for such period, as well as other allocation adjustments.

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

Upon dissolution, the assets of the Partnership will be sold and the proceeds thereof distributed as follows: (i) all of the Partnership’s debts and liabilities to person’s other than CCC or the limited partners shall be paid and discharged; (ii) all of the Partnership’s debts and liabilities to CCC and the limited partners shall be paid and discharged; and (iii) the balance of such proceeds shall be distributed to CCC and the limited partners in accordance with the positive balances of CCC and the limited partners’ capital accounts. CCC shall contribute to the Partnership an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.

(g)	Financial Statement Presentation

These financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership’s December 31, 2005 Annual Report on Form 10-K.
(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(g)	Financial Statement Presentation (continued)

The interim financial statements presented herewith reflect in the opinion of management, all adjustments of a normal recurring necessary to present fairly the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
(2)	Net Lease and Other Receivables Due from Leasing Company
Net lease and other receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease and other receivables at March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
	2006	2005
Gross lease and other receivables	$750,432	$809,608
Less:
Direct operating payables and accrued expenses	323,022	268,591
Damage protection reserve	74,841	81,367
Base management fees payable	574	4,212
Reimbursed administrative expenses	20,001	16,585
Allowance for doubtful accounts	88,286	78,626

	506,724	449,381

Net lease and other receivables	$243,708	$360,227

(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 2006 and 2005 was as follows:

	Three Months Ended
	March 31,	March 31,
	2006	2005
Rental revenue	$907,033	$1,008,941
Less:
Rental equipment operating expenses	224,866	152,278
Base management fees	61,963	69,675
Reimbursed administrative expenses
Salaries	38,298	37,954
Other payroll related expenses	5,262	7,418
General and administrative expenses	8,710	9,890

Total reimbursed administrative expenses	52,270	55,262

	339,099	277,215

Net lease revenue	$567,934	$731,726

(4)	Operating Segment

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership’s container fleet as a homogenous unit and have determined, that as such it has a single reportable operating segment.

The Partnership derives revenues from dry cargo, refrigerated and tank containers used by its customers in global trade routes. As of March 31, 2006, the Partnership operated 3,874 twenty-foot, 1,244 forty-foot and 1,676 forty-foot high-cube marine dry cargo containers, as well as 83 twenty-foot and 283 forty-foot high-cube refrigerated containers, and 52 twenty-four thousand-liter tanks. A summary of gross lease revenue earned by the Leasing Company, on behalf of the Partnership, by product, for the three-month periods ended March 31, 2006 and 2005 follows:

	Three Months Ended
	March 31,	March 31,
	2006	2005
Dry cargo containers	$611,493	$684,814
Refrigerated containers	258,018	285,236
Tank containers	37,522	38,891

Total	$907,033	$1,008,941

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”
(Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2005 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
Market Overview
     Market conditions for the Partnership’s containers during the first quarter of 2006 were similar to those experienced during the fourth quarter of 2005, and reflected an easing of demand for dry cargo containers when compared to the prior year, a corresponding increase in the redelivery of leased containers, as well as a decline in average per-diem rental rates. Although the first quarter has traditionally been a period of reduced activity within the container shipping and leasing industries, other factors have contributed to the decline in the demand for leased containers during the quarter, including the purging of excess equipment by the shipping lines from their leased container fleets, lower prices for new containers, as well as the impact of rising oil prices and interest rates on world economies. By the end of the first quarter of 2006, certain industry indicators showed some improvement, including moderate increases in utilization and rising new container prices. Industry experts reported a rising confidence in the global economy and favorable container trade fundamentals, as China, South East Asia and India continued to export to the US and Europe. In future periods, economic growth and global container trade are expected to have less of an impact on the Partnership’s operations when compared to the effects of CCC’s efforts to retire the remaining equipment in the Partnership’s container fleet. One of the Partnership’s original investment objectives was to realize the residual value of its containers after the expiration of their useful lives, estimated to be between 12 to 15 years after placement in leased service.
     The average utilization of the Partnership’s dry cargo container fleet measured 86% for the three-month period ended March 31, 2006, a decline from the average utilization rate of 93% for the three-month period ended 2005. The utilization rate for the Partnership’s refrigerated and tank container fleets for the first quarter of 2006 remained unchanged when compared to the same period in the prior year. Lower dry cargo container utilization levels contributed to larger inventories of off-hire containers and an increase in specific inventory-related direct operating costs, such as storage.
     During the first quarter of 2006, the secondary market demand for used containers remained strong. However, the higher container inventories resulted in an increase in the supply of containers available for sale. Supply exceeded demand, contributing to a decline in container sale prices. Changes in future period inventory levels, as well as significant fluctuations in new container prices, could adversely impact sales proceeds realized on the sale of the Partnership’s remaining containers. The sale of the Partnership’s off-hire containers, in accordance with one of its aforementioned original investment objectives, has positively affected the Partnership’s results from operations, contributing to high utilization levels in recent periods, minimizing storage and other inventory-related costs incurred for its off-hire containers, as well as realizing gains from the sale of its containers.
     At December 31, 2005, the price of a new 20-foot dry cargo container was approximately $1,500, and remained at this level during the first two months of the quarter. However, by the end of March 2006, the price increased to approximately $1,700 and continued to increase to approximately $1,900 by the end of April 2006. This rise is attributable to a recent upswing in the price of steel and other raw materials used in the production of containers, as well as an increase in demand for new and existing containers towards the latter part of the first quarter of 2006. Most leasing companies reduced their container purchasing during the last half of 2005, and took delivery of virtually no additional equipment during the fourth quarter of 2005. Although the Partnership no longer purchases new containers, the price of new containers indirectly contributed to the Partnership’s results of operations, influencing the level of lease per-diems for existing older containers, as well as container sale prices realized upon their eventual disposal.
     The Partnership’s average per-diem rate for its dry cargo containers during the first quarter of 2006 decreased approximately 4% when compared to the same period in the prior year. The lease market for older dry cargo containers remains competitive and, therefore, it will be subject to significant pricing pressures in subsequent periods.

     The increased trade volumes of recent years contributed to shortages of both containerships and tonnage capacity. As a result, shipping lines embarked on major new shipbuilding programs. A significant number of new containerships built under these shipbuilding programs are expected to be delivered during the third quarter of 2006. Industry analysts are expressing concern regarding the cargo capacity that these new ships will create within the shipping industry. A record number of 1,992 containerships are expected to be delivered in 2006, an increase of 50% from the prior year. The overcapacity has recently contributed to lower freight rates, resulting in reduced profitability for the shipping lines that, in turn, could have adverse implications for container leasing companies. Overcapacity and falling freight rates, combined with soaring oil prices, are contributing to a challenging outlook for the shipping industry. The Partnership, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience financial difficulties, consolidate, or become insolvent.
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
     The primary component of the Partnership’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from gross lease revenues billed by the Leasing Company from the leasing of the Partnership’s containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Partnership’s fleet. Direct operating expenses are direct costs associated with the Partnership’s containers. Direct operating expenses may be categorized as follows:
•	Activity-related expenses, including agent and depot costs such as repairs, maintenance and handling.

•	Inventory-related expenses for off-hire containers, comprising storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered.

•	Legal and other expenses, including legal costs related to the recovery of containers and doubtful accounts, insurance and provisions for doubtful accounts.

     At March 31, 2006, approximately 87% of the original equipment remained in the Partnership’s fleet, as compared to approximately 89% at December 31, 2005. The following table summarizes the composition of the Partnership’s fleet (based on container type) at March 31, 2006.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	2,616	666	844	51	120	23
Term lease
Short term [1]	641	350	439	10	46	12
Long term [2]	239	62	50	—	89	9
Sales-type lease	—	2	3	3	—	—

Subtotal	3,496	1,080	1,336	64	255	44
Containers off lease	378	164	340	19	28	8

Total container fleet	3,874	1,244	1,676	83	283	52

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before March 2007.

2.	Long term leases represent term leases, the majority of which will expire between April 2007 and December 2010.

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	4,553	100%	1,500	100%	1,750	100%	90	100%	300	100%	52	100%
Less disposals	679	15%	256	17%	74	4%	7	8%	17	6%	—	—%

Remaining fleet at March 31, 2006	3,874	85%	1,244	83%	1,676	96%	83	92%	283	94%	52	100%

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
     Net lease revenue was $567,934 for the three months ended March 31, 2006 compared to $731,726 for the same period in the prior year. The decrease was primarily due to a $101,908 decrease in gross rental revenue and a $72,588 increase in rental equipment operating expenses. Gross revenue was impacted by the Partnership’s smaller fleet size, a 4% decline in the average dry cargo per-diem rental rate and a decline in fleet utilization rates, when compared to the same three-month period in the prior year. The Partnership’s average fleet size and utilization rates for the three-month periods ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
	March 31,	March 31,
	2006	2005
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	9,824	10,657
Refrigerated containers	666	686
Tank containers	52	52

Average utilization rates
Dry cargo containers	86%	93%
Refrigerated containers	86%	86%
Tank containers	90%	90%
     The increase in rental equipment operating expenses was attributable to the Partnership’s lower fleet utilization rates and its impact on inventory related expenses such as storage. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $10,704 when compared to the same period in 2005 due to the declining fleet size and lower operating performance.
     Depreciation expense of $441,450 for the three months ended March 31, 2006 declined by $30,404 when compared to the corresponding period in 2005, a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses amounted to $26,098 for the three-month period ended March 31, 2006, a increase of $7,470 or 40% when compared to the same period in 2005.
     Net loss on disposal of equipment for the three months ended March 31, 2006 was $61,125, compared to a net gain of $18,157 for the corresponding period in 2005. The Partnership disposed of 168 containers, compared to 73 containers during the same three-month period in 2005. Included within the 168 containers disposed during the first three months of 2006 were two North American Dry Containers impaired and targeted for sale as of June 1, 2005. A gain of $370 was attributable to the sale of these two containers. The net gain on container disposals in the three-month period ended March 31, 2006 was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.
     The level of the Partnership’s container disposals in subsequent periods, as well as the price of steel, new container prices and the current leasing market’s impact on sales prices for existing older containers such as those owned by the Partnership, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended March 31, 2006 and 2005.
Liquidity and Capital Resources
     During the Partnership’s first 10 years of operations, the Partnership’s primary objective is to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from gross subscription proceeds (equal to approximately 1% of such proceeds), the Partnership relies primarily on container rental receipts to meet this objective, as well as to finance current operating needs. No credit lines are maintained to finance working capital. Commencing in April 2006, the Partnership’s 11th year of operations, the Partnership will enter its liquidation phase, wherein CCC will begin focusing its attention on the retirement of the remaining equipment on the Partnership’s fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 12 to 15 years after placement in leased service.
     At March 31, 2006, approximately 87% of the original equipment remained in the Partnership’s fleet. The Partnership has been actively disposing of its fleet, with cash proceeds from equipment disposals, in addition to cash from operations, providing the cash flow for distributions to its limited partners. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.

     Distributions are paid monthly, based primarily on each quarter’s cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by CCC the general partner. Cash distributions from operations are allocated 5% to CCC and 95% to the limited partners. Distribution of sales proceeds are allocated 1% to CCC and 99% to the limited partners. This sharing arrangement will remain in place until the limited partners have received aggregate distributions in an amount equal to their capital contributions, plus an 8% cumulative, compounded (daily) annual return on their adjusted capital contributions. Thereafter, all distributions will be allocated 15% to CCC and 85% to the limited partners, pursuant to Section 6.1(b) of the partnership agreement. Cash distributions from operations in excess of 5% of distributable cash will be considered an incentive fee and compensation to CCC.
     At March 31, 2006, the Partnership had $1,075,243 in cash and cash equivalents, an increase of $26,981 from the cash balances at December 31, 2005. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners, in money market funds.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $704,235 during the three months ended March 31, 2006, compared to $586,903 provided by operating activities for the same three-month period in 2005.
     Cash from Investing Activities: Net cash provided by investing activities was $210,601 during the three months ended March 31, 2006, compared to $122,605 in the corresponding period of 2005. These amounts represent sales proceeds generated from the sale of container equipment and payment received on the sales-type lease for the sale of rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $887,855 during the three months ended March 31, 2006 compared to $678,575 during the three months ended March 31, 2005. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
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
     The Partnership, in consultation with its audit committee, has reviewed and approved these significant accounting policies which are further described in the Partnership’s 2005 Annual Report on Form 10-K.
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
There has been no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) that occurred during the fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
There are no material changes from risk factors as previously disclosed in the Partnership’s December 31, 2005 Form 10-K in response to Item 1A. to Part I of Form 10-K.
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
Date: May 15, 2006

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