Form 10-Q
period 2007-03-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 2007-05-11
CIK 1002519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Report on Form 10-Q for the Quarterly Period
Ended March 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are Cronos Global Income Fund XVI, L.P.’s (the “Partnership”) condensed balance sheets as of March 31, 2007 and December 31, 2006, condensed statements of operations for the three months ended March 31, 2007 and 2006, and condensed statements of cash flows for the three months ended March 31, 2007 and 2006, (collectively the “Financial Statements”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2006 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents, includes $979,387 at March 31, 2007 and $1,188,374 at December 31, 2006 in interest-bearing accounts	$994,387	$1,203,374
Net lease and other receivables due from Leasing Company	343,007	405,841

Total current assets	1,337,394	1,609,215

Container rental equipment, at cost	24,566,412	25,256,310
Less accumulated depreciation	(14,812,301)	(14,851,810)

Net container rental equipment	9,754,111	10,404,500

Total assets	$11,091,505	$12,013,715

Partners’ capital

Partners’ capital (deficit):
General partner	$(43,559)	$(39,210)
Limited partners	11,135,064	12,052,925

Total partners’ capital	$11,091,505	$12,013,715

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Net lease revenue	$449,559	$567,934

Other operating income (expenses):
Depreciation	(392,727)	(441,450)
Other general and administrative expenses	(27,270)	(26,098)
Net gain (loss) on disposal of equipment	5,132	(61,125)

	(414,865)	(528,673)

Income from operations	34,694	39,261

Other income:
Interest income	13,370	9,788

Net income	$48,064	$49,049

Allocation of net income:
General partner	$26,121	$26,052
Limited partners	21,943	22,997

	$48,064	$49,049

Limited partners’ per unit share of net income	$0.01	$0.01

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Net cash provided by operating activities	$508,532	$704,235

Cash flows from investing activities:
Proceeds from sale of container rental equipment	252,756	210,601

Cash flows from financing activities:
Distributions to general partner	(30,470)	(34,698)
Distributions to limited partners	(939,805)	(853,157)

Net cash used in financing activities	(970,275)	(887,855)

Net (decrease) increase in cash and cash equivalents	(208,987)	26,981

Cash and cash equivalents at the beginning of the period	1,203,374	1,048,262

Cash and cash equivalents at the end of the period	$994,387	$1,075,243

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
The Partnership has entered into its 12th year of operations and its liquidation phase, wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At March 31, 2007, approximately 80% of the original equipment remained in the Partnership’s fleet.
(b)	Leasing Company and Leasing Agent Agreement
A Leasing Agent Agreement exists between the Partnership and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers and has full discretion over which ocean carriers, and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13 “Accounting for Lease”, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.
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
(c)	Basis of Presentation
These unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). For interim financial information and regulation S-X, Article 10 under the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership’s December 31, 2006 Annual Report on Form 10-K.
The interim financial statements presented herewith, reflect in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
(d)	Use of Estimates
The preparation of financial statements in conformity with GAAP, requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to determine the carrying value of container rental equipment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”.
(e)	Container Rental Equipment
Container rental equipment is depreciated over a 15-year life using the straight-line basis to its salvage value, estimated to be 10% of the original equipment cost. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives.
(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(e)	Container Rental Equipment (continued)
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared annually, or upon material changes in market conditions. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized in the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three-month periods ended March 31, 2007 and 2006.
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
(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(2) Net Lease and Other Receivables Due from Leasing Company
Net lease and other receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease and other receivables at March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006
Gross lease and other receivables	$645,936	$694,051
Less:
Direct operating payables and accrued expenses	195,531	203,928
Base management fees payable	31,180	2,472
Reimbursed administrative expenses	12,612	12,559
Allowance for doubtful accounts	63,606	69,251

	302,929	288,210

Net lease and other receivables	$343,007	$405,841

(3) Net Lease Revenue
Net lease revenue is recorded by the Partnership in each period based upon its leasing agent agreement with the Leasing Company. Net lease revenue is generally dependent upon operating lease rentals from operating lease agreements between the Leasing Company and its various lessees, less direct operating expenses, management fees incurred in respect of the containers specified in each operating lease agreement. Net lease revenue for the three-month periods ended March 31, 2007 and 2006 was as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
Rental revenue	$698,354	$907,033
Less:
Rental equipment operating expenses	165,364	224,866
Base management fees	48,377	61,963
Reimbursed administrative expenses
Salaries	23,348	38,298
Other payroll related expenses	4,392	5,262
General and administrative expenses	7,314	8,710

Total reimbursed administrative expenses	35,054	52,270

	248,795	339,099

Net lease revenue	$449,559	$567,934

(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(4) Operating Segment
An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership’s container fleet as a homogenous unit and has determined that as such, it has a single reportable operating segment.
The Partnership derives revenues from dry cargo, refrigerated and tank containers used by its customers in global trade routes. As of March 31, 2007, the Partnership operated 3,476 twenty-foot, 1,169 forty-foot and 1,654 forty-foot high-cube marine dry cargo containers, as well as 79 twenty-foot and 184 forty-foot high-cube refrigerated containers, and 51 twenty-four thousand-liter tanks. A summary of gross lease revenue earned by the Leasing Company, on behalf of the Partnership, by product, for the three-month periods ended March 31, 2007 and 2006 follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
Dry cargo containers	$505,841	$611,493
Refrigerated containers	152,473	258,018
Tank containers	40,040	37,522

Total	$698,354	$907,033

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”
(5) The Cronos Group
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
(Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2006 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
Market Overview
     The expansion in the volume of world trade continued to fuel demand for containerized freight during the first quarter of 2007. As a result, the shipping lines have reduced their redeliveries of on-hire containers and have increasingly looked to container leasing in order to supplement their owned fleets of containers. Industry analysts are now reporting improved GDP growth for most developed countries during the fourth quarter of 2006. GDP growth is traditionally used as an indicator of economic prosperity, and appears to indicate a favorable container shipping and leasing environment for the first half of 2007. In future periods, global economic growth and container trade are expected to have less of an impact on the Partnership’s operations than declining revenue from a smaller fleet as CCC continues its efforts to retire the Partnership’s remaining equipment.
     The utilization of the Partnership’s dry cargo container fleet averaged 86% for the three-month period ended March 31, 2007, consistent with the same three-month period in 2006. The utilization rate for the Partnership’s refrigerated container fleet averaged 78% for the three-month period ended March 31, 2007, a decline from the average utilization rate of 86% for the same three-month period in 2006. The utilization rate for the Partnership’s tank container fleet averaged 92% for the three-month period ended March 31, 2007, an increase from the average utilization rate of 90% for the same three-month period in 2006.
     The average per-diem rate for the Partnership’s dry cargo, refrigerated, and tank containers during the first quarter of 2007 decreased approximately 17%, 3% and 1%, respectively, when compared to the same period in the prior year. The lease market for the Partnership’s older containers continues to be very competitive and, therefore, subject to significant pricing pressures. Unlike dry cargo containers, the refrigerated and tank containers are built for specific market demands. As such, the markets for the leasing of refrigerated and tank containers are narrower than the market for dry cargo containers and are subject to different trends and fluctuations than the dry cargo container market.
     The sale of the Partnership’s off-hire containers is in accordance with one of the Partnership’s original investment objectives, which was to realize the residual value of its containers after the expiration of their useful lives, estimated to be between 12 and 15 years after placement in service. The sale of these containers has positively affected the Partnership’s results from operations and minimized storage and other inventory-related costs incurred for its off-hire containers. The secondary market demand for used containers remained favorable during the first quarter of 2007, resulting indirectly from higher prices for new cargo containers, as well as the demand for older, existing containers. Changes in future inventory levels, as well as significant fluctuations in new container prices, could adversely affect sales proceeds realized on the sale of the Partnership’s remaining containers.
     The price of a new twenty-foot dry cargo container varied during 2006, ending the year at approximately $2,000, an increase from approximately $1,500 at the beginning of the year. By the end of the first quarter of 2007, new twenty-foot dry cargo container prices fluctuated to $1,950. The volatility in new container pricing is expected throughout the remainder of 2007. Although the Partnership no longer purchases new containers, the price and production levels of new containers indirectly contributed to the Partnership’s results of operations by influencing the available supply of containers and utilization, the level of lease per-diems for existing older containers, as well as container sale prices realized upon their eventual disposal.
     The Partnership’s primary lessees, the shipping lines, experienced a significant decline in profits during 2006, as additional cargo capacity created by the delivery of new containerships, resulted in a corresponding decline in freight rates. A significant number of new containerships built under various shipbuilding programs were delivered during 2006, producing an additional slot capacity of 1.85 million TEU (twenty-foot equivalent unit), an increase of approximately 55% from the prior year. Containership capacity is expected to increase by approximately 15% and 14%, respectively, in 2007 and 2008, alleviating some of the near-term earnings pressure created by the excess slot capacity.

Industry analysts initially forecasted that the addition of new container ships and additional slot capacity would slow during 2009. However, subsequent to the first quarter of 2007, ship owners placed additional orders that will result in additional containership deliveries during 2009, renewing the capacity concerns for the shipping industry. The financial impact of losses from shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience financial difficulties, consolidate, or become insolvent. The Partnership, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers.
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

     At March 31, 2007, approximately 80% of the original equipment remained in the Partnership’s fleet, compared to approximately 82% at December 31, 2006. The following table summarizes the composition of the Partnership’s fleet (based on container type) at March 31, 2007.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	2,484	696	1,128	37	111	27
Term lease
Short term [1]	547	227	221	3	29	9
Long term [2]	173	46	43	3	18	13
Sales-type lease	—	2	4	4	1	—

Subtotal	3,204	971	1,396	47	159	49
Containers off lease	272	198	258	32	25	2

Total container fleet	3,476	1,169	1,654	79	184	51

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before March 2008.

2.	Long term leases represent term leases, the majority of which will expire between April 2008 and December 2011.

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot				40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		High-Cube		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	4,553	100%	1,500	100%	1,750	100%	90	100%	300	100%	52	100%
Less disposals	1,077	24%	331	22%	96	5%	11	12%	116	39%	1	2%

Remaining fleet at March 31, 2007	3,476	76%	1,169	78%	1,654	95%	79	88%	184	61%	51	98%

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
     Net lease revenue was $449,559 for the three months ended March 31, 2007 compared to $567,934 for the same period in the prior year. This decline was primarily due to a $208,679 decrease in gross rental revenue (a component of net lease revenue). Gross rental revenue was impacted by the Partnership’s smaller fleet size and a 17% decline in the dry cargo container per-diem rental rates. This decline in gross rental revenue was partially offset by a reduction in rental equipment operating expenses (a component of net lease revenue) of $59,502. The decline was attributable to the Partnership’s declining fleet size and a reduction in both activity-related and inventory-related expenses associated with current levels of utilization. The Partnership’s average fleet size and utilization rates for the three-month periods ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	9,250	9,824
Refrigerated containers	455	666
Tank containers	51	52

Average utilization rates
Dry cargo containers	86%	86%
Refrigerated containers	78%	86%
Tank containers	92%	90%

     Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $30,802 when compared to the same period in 2006 due to the declining fleet size and lower operating performance.
     Depreciation expense of $392,727 for the three months ended March 31, 2007 declined by $48,723 when compared to the corresponding period in 2006, a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses amounted to $27,270 for the three-month period ended March 31, 2007, an increase of $1,172 or 5% when compared to the same period in 2006. The increase was attributable to higher professional fees for third-party investor administration services.
     Net gain on disposal of equipment for the three months ended March 31, 2007 was $5,132, compared to a net loss of $61,125 for the corresponding period in 2006. The Partnership disposed of 182 containers, compared to 168 containers during the same three-month period in 2006. The net gain on container disposals in the three-month period ended March 31, 2007 was a result of various factors, including the proceeds realized from the container disposal, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.
     The level of the Partnership’s container disposals in subsequent periods, as well as the price of steel, new container prices and the current leasing market’s impact on sales prices for existing older containers such as those owned by the Partnership, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended March 31, 2007 and 2006.
Liquidity and Capital Resources
     During the Partnership’s first 10 years of operations, the Partnership’s primary objective was to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from gross subscription proceeds (equal to approximately 1% of such proceeds), the Partnership relies primarily on net lease revenue receipts to meet this objective, as well as to finance operating needs. No credit lines are maintained to finance working capital. Commencing in April 2006, the Partnership entered its liquidation phase, wherein CCC began to focus its attention on the retirement of the remaining equipment in the Partnership’s container fleet, in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be 15 years after placement in leased service.
     The Partnership has entered its 12th year and is currently in its liquidation phase of operations. CCC takes several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. The Partnership is required to be in compliance with Section 404 on December 31, 2008. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
     At March 31, 2007, the Partnership had $994,387 in cash and cash equivalents, a decrease of $208,987 from cash balances at December 31, 2006. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners in money market funds. At March 31, 2007, the Partnership had an additional $30,000 as part of its working capital for estimated expenses related to the ultimate sale of its remaining containers, final liquidation of its remaining assets and subsequent dissolution.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $508,532 during the three months ended March 31, 2007, compared to $704,235 for the same three-month period in 2006.
     Cash from Investing Activities: Net cash provided by investing activities included proceeds generated from the sale of rental equipment and amounted to $252,756 during the three months ended March 31, 2007, compared to $210,601 in the corresponding period of 2006. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $970,275 during the three months ended March 31, 2007, compared to $887,855 during the three months ended March 31, 2006. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
Critical Accounting Policies
     The Partnership’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Partnership has identified three policies as being significant because they require the Partnership to make subjective and/or complex judgments about matters that are inherently uncertain. These policies include the following:
•	Container equipment — depreciable lives and residual values

•	Container equipment — recoverability and valuation in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”

•	Allowance for doubtful accounts
     The Partnership, in consultation with its audit committee, has reviewed and approved these significant accounting policies which are further described in the Partnership’s 2006 Annual Report on Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Exchange rate risk: Substantially all of the Partnership’s revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. The Leasing Company believes that the proportion of US dollar revenues may decrease in future years, reflecting a more diversified customer base and lease portfolio. Of the non-US dollar direct operating expenses, the majority are individually small, unpredictable and incurred in various denominations. Thus, the Leasing Company determined such amounts are not suitable for cost effective hedging. As exchange rates are outside of the control of the Partnership and Leasing Company, there can be no assurance that such fluctuations will not adversely affect the Partnership’s results of operations and financial condition. The Partnership believes it does not have significant exposure to other forms of market risk.
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
     There has been no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 4T. Controls and Procedures
Not applicable.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There are no material changes from the risk factors as previously disclosed in the Partnership’s December 31, 2006 Form 10-K in response to Item 1A to Part I of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submissions of Matters to a Vote of Securities Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
(a) Exhibits

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement, amended and restated as of December 28, 1995	*

3(b)	Certificate of Limited Partnership	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

Date: May 11, 2007

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