Form 10-K
period 2007-12-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 2008-03-07
CIK 1002519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company) company)	Smaller reporting company ☑
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
Ended December 31, 2007

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

     The general partner of the Partnership is Cronos Capital Corp. (“CCC”). CCC and other affiliated companies are now wholly-owned by Cronos Ltd, a Bermuda exempted company (the “Parent Company”) and are collectively referred to as the “Group.” The leasing activities of the Group are managed through the Parent Company’s subsidiary in the United Kingdom, Cronos Containers Limited (the “Leasing Agent”). The Leasing Agent manages the leasing operations of all equipment owned by the Group on its own behalf or on behalf of other container owners, including all programs organized by CCC.
     On October 9, 1995, the Leasing Agent entered into a Leasing Agent Agreement with the Partnership whereby the parties contracted for the Leasing Agent to manage the leasing operations for all equipment owned by the Partnership.
     Prior to August 1, 2007, the parent company of CCC was The Cronos Group (“TCG”). TCG announced on February 28, 2007, that it had entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with CRX Acquisition Ltd (“CRX”) and FB Transportation Capital LLC, a Delaware limited liability company (“FB Transportation”). Under the terms of the Asset Purchase Agreement, and subject to the conditions stated therein, TCG agreed to sell all of its assets to CRX and CRX agreed to assume all of TCG’s liabilities. FB Transportation is part of the Fortis group of companies, which included TCG’s lead lender and a partner in container leasing joint venture with TCG.

     At a special meeting held August 1, 2007, TCG’s shareholders approved the Asset Purchase Agreement and the transactions contemplated thereunder, including TCG’s dissolution and liquidation. Closing of the sale of TCG’s assets and liabilities to CRX occurred later that same day. Promptly following the closing, TCG changed its name to CRG Liquidation Company, and CRX changed its name to Cronos Ltd.
     The container leasing business of TCG has been continued by the Parent Company as a private company. Management of TCG has continued as the management of the Parent Company and acquired at closing an equity interest in the Parent Company.
     See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for discussion of recent developments of the Partnership’s business.
     For information concerning the Partnership’s owned containers, see Item 2, “Properties”.
     (b) Financial Information About Segments
     An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. The Leasing Agent’s management operates the Partnership’s container fleet as a homogenous unit and has determined that as such it has a single reportable operating segment.
     The Partnership derives revenues from dry cargo and specialized containers. Specialized containers comprise refrigerated and tank containers. A summary of gross lease revenue earned by each Partnership container product for the years ended December 31, 2007, 2006 and 2005 follows:

	2007	2006	2005
Dry cargo containers	$1,926,769	$2,271,778	$2,707,893
Refrigerated containers	567,939	975,704	1,079,602
Tank containers	157,917	154,421	157,147

Total	$2,652,625	$3,401,903	$3,944,642

     Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide geographic area information. Any attempt to separate “foreign” operations from “domestic” operations would be dependent on definitions and assumptions that are so subjective as to render the information meaningless and potentially misleading. Accordingly, the Partnership believes that it does not possess discernible geographic reporting segments as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information”, (“SFAS 131”).
     (c) Narrative Description of Business
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

     The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960’s, resulting in an increased demand for containers. The world’s container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 25 million TEU by the end of 2007. The container leasing business is cyclical, and depends largely upon the rate of growth in the volume of world trade.
Benefits of Leasing
     The container fleets of leasing companies represent approximately 42% of the world’s container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleet of containers by leasing a portion of their equipment from container leasing companies and, in doing so, achieve the following financial and operational benefits:
•	Leasing provides shipping lines with the flexibility to respond to rapidly changing market opportunities as they arise without relying exclusively on their own containers;

•	Leasing allows shipping lines to respond to changing seasonal and trade route demands, thereby optimizing their capital investment and minimizing storage costs;

•	Leasing enables shipping lines to expand their trade routes and market shares at a relatively low cost without making a permanent commitment to support their new structure;

•	Leasing allows the shipping lines to utilize the equipment they need without having to make large capital expenditures;

•	Leasing offers a shipping line an alternative source of financing in a traditionally capital-intensive industry; and,

•	Leasing allows shipping lines to benefit from the relationships between container manufacturers and leasing companies.
Fleet Profile
     The Partnership owns high-quality marine cargo containers manufactured to specifications that exceed ISO standards and are designed to minimize repair and operating costs.
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
     Refrigerated containers are used to transport temperature-sensitive products, such as meat, fruit and vegetables. All of the Partnership’s refrigerated containers are constructed of high grade stainless steel and / or aluminum and utilize sophisticated refrigeration machinery. The majority of the Partnership’s 20-foot refrigerated containers have high-grade stainless steel outer walls, while most of the Partnership’s 40-foot refrigerated containers are steel framed with aluminum outer walls to reduce weight. As with the dry cargo containers, all refrigerated containers are designed to minimize repair and maintenance and maximize damage resistance. Refrigerated containers are technologically more complex than other types of marine cargo containers.
     The Partnership’s tank container fleet is constructed and maintained in accordance with international codes for the worldwide transport and storage of bulk liquids on both land and sea. These codes include the ISO, the International Maritime Organization (“IMO”) standards and recommendations and the American Society of Mechanical Engineers (the “ASME”) VIII Pressure Vessel Design Code. The Partnership’s tank fleet may carry highly flammable materials, corrosives, toxics and oxidizing substances, but are also capable of carrying non-hazardous materials and foodstuffs. They have a capacity of 24,000 liters and are generally insulated and equipped with steam or electrical heating.

     The following table sets forth the number of containers owned by the Partnership by container type and lease type as of December 31, 2007:

		Dry Cargo		Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	2,370	770	1,344	35	97	25
Term lease
Short term[1]	329	101	112	2	8	10
Long term[2]	330	124	56	3	29	14
Sales-type lease	11	4	4	5	3	—

Subtotal	3,040	999	1,516	45	137	49
Containers off lease	164	58	98	23	25	2

Total container fleet	3,204	1,057	1,614	68	162	51

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire in 2008.

2.	Long term leases represent term leases, the majority of which will expire between 2009 and 2012.
     The Leasing Agent makes payments to the Partnership based upon rentals collected from customers.
Types of Leases
     The Leasing Agent leases the Partnership’s containers primarily to shipping lines operating in major trade routes (see Item 1(d)). The Partnership’s marine containers may be leased pursuant to master leases, term leases, and sales-type leases.
•	Master leases. Master leases provide customers with flexibility by allowing them to pick up containers where and when required on pre-agreed terms, subject to restrictions and availability. Master leases also define the number of containers that may be returned within each calendar month, the permitted return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per diem rates and generate more ancillary revenue (including pick-up, drop-off, handling and off-hire revenue) than term leases. The commercial terms of master leases are usually negotiated or renewed annually.

•	Term leases. Term leases are for a fixed quantity of containers for a fixed period of time, typically ranging from three to five years. In most cases, containers cannot be returned prior to the expiration of the lease. Some term lease agreements contain early termination penalties that apply in the event of early redelivery. Term leases provide greater revenue stability to the lessor, but usually at lower lease rates than master leases. Ocean carriers use term leases to lower their operating costs when they have a need for an identified number of containers for a specified term.

•	Sales-type leases. Sales-type leases are long-term in nature, usually ranging from three to seven years, and require relatively low levels of customer service. They ordinarily require fixed payments over a defined period and provide customers with an option to purchase the subject containers at the end of the lease term. Per-diem rates include an element of repayment of capital and therefore are usually higher than rates charged under either term or master leases.
     The percentage of containers on term, master and other lease types varies widely among leasing companies, depending upon each company’s leasing strategy.
     Lease rates depend on several factors including a customer’s financial strength, type of lease, length of term, type and age of the containers, container replacement costs, interest rates, maintenance provided, and market conditions.
     The terms and conditions of the Leasing Agent’s leases provide that customers are responsible for paying all taxes and service charges arising from container use, maintaining the containers in good and safe operating condition while on lease and paying for repairs, excluding ordinary wear and tear, upon redelivery. Some leases provide for a “damage protection plan” whereby customers, for an additional payment (which may be in the form of a higher per-diem rate), are relieved of the responsibility of paying some of the repair costs upon redelivery of the containers. The Leasing Agent provides this service to selected customers. Repairs provided under such plans are carried out by the same depots, under the same procedures, as are repairs to containers not covered by such plans. Customers also are required to insure leased containers against physical damage and loss, and against third party liability for loss, damage, bodily injury or death.
Customers
     The Partnership does not believe that its ongoing business is dependent upon a single sub-lessee of the Leasing Agent, although the loss of one or more of the Leasing Agent’s sub-lessees could have an adverse effect upon its business. One sub-lessee, Hamburg Sudamerikanische Dampfschifffahrts-Gesellschaft KG, generated approximately 24%, or $635,143, of the gross lease revenue earned on the Partnership equipment during 2007. The majority of the Leasing Agent’s customers are billed and pay in United States dollars.
     The Leasing Agent sets maximum credit limits for all of the Partnership’s customers, limiting the number of containers leased to each according to established credit criteria. The Leasing Agent continually tracks its credit exposure to each customer. The Leasing Agent’s credit committee meets quarterly to analyze the performance of the Partnership’s customers and to recommend actions to be taken in order to minimize credit risks. The Leasing Agent uses specialist third party credit information services and reports prepared by local staff to assess credit quality.
     The Partnership may be subject to unexpected loss in rental revenue from sub-lessees of its containers that default under their container lease agreements with the Leasing Agent. The Partnership and Leasing Agent maintain insurance against loss or damage to the containers, loss of lease revenue in certain cases and costs of container recovery and repair in the event that a customer declared bankruptcy.
Repair and Maintenance
     All containers are inspected and repaired when redelivered by customers, who are obligated to pay for all damage repair, excluding wear and tear, according to standardized industry guidelines. Some customers are relieved of the responsibility of paying some repair costs upon redelivery of containers, as described under “Description of Business – Lease Profile.” Depots in major port areas perform repair and maintenance that is verified by either independent surveyors or the Leasing Agent’s technical and operations staff.
     Before any repair or refurbishment is authorized on older containers in the Partnership’s fleet, the Leasing Agent’s technical and operations staff reviews the age, condition and type of container, and its suitability for continued leasing. The Leasing Agent compares the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and makes the decision whether to repair or sell the container accordingly. The Leasing Agent is authorized to make this decision on behalf of the Partnership and makes this decision by applying the same standards to the Partnership’s containers as to its other managed containers.
Disposition of Used Containers
     The Partnership estimates that the useful operational life for its containers is 15 years. On behalf of the Partnership, the Leasing Agent disposes of used containers in a worldwide secondary market in which buyers include wholesalers, mini-storage operations, construction companies and others. The market for used containers generally depends on new container prices, the quantity of containers targeted for disposal and the overall lease market for containers at a particular location. As the Partnership’s fleet ages, a larger proportion of its revenue and cash flow may be derived from selling its containers.

Operations
     The Partnership’s sales and marketing operations are conducted through the Leasing Agent in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco; New Jersey; Antwerp; Genoa; Gothenburg; Hamburg; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; Shanghai, Lisbon and Chennai.
     The Leasing Agent also maintains agency relationships with approximately 13 independent agents around the world, which are generally paid a commission based upon the amount of revenues generated in the region or the number of containers that are leased from their area. The agents are located in jurisdictions where the volume of the Leasing Agent’s business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Agent office or dedicated agent. Agents provide marketing support to the area offices covering the region, together with limited operational support.
     In addition, the Leasing Agent relies on the services of approximately 186 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Agent’s area offices authorize all container movements into and out of the depot and supervise all repairs and maintenance performed by the depot. The Leasing Agent’s technical staff sets the standards for repair of its managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a link to the Leasing Agent’s operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and prepared for re-leasing to the next customer.
     The Leasing Agent’s global network is integrated with its computer system and provides 24-hour communication between offices, agents and depots. The system allows the Leasing Agent to manage and control the Partnership’s fleet on a global basis, providing it with the responsiveness and flexibility necessary to service the leasing market effectively. This system is an integral part of the Leasing Agent’s service, as it processes information received from the various offices, generates billings to customers and produces a wide range of reports on all aspects of the Leasing Agent’s leasing activities. The system records the life history of each container, including the length of time on and off-hire, repair costs, as well as port activity trends, leasing activity and equipment data per customer. The operations and marketing data is fully interfaced with the finance and accounting system to provide revenue, cost and asset information to management and staff around the world.
     In recent years, the Leasing Agent and other lessors have developed certain internet-based applications to enhance its customer support network, allowing customers access to make on-line product inquiries. The Leasing Agent will introduce other internet-based applications to support its global operations when suitable applications are identified.
Insurance
     The Leasing Agent’s lease agreements typically require customers to obtain insurance to cover all risks of physical damage and loss of the equipment under lease, as well as public liability and property damage insurance. However, the precise nature and amount of the insurance carried by each customer may vary. In addition, the Leasing Agent has purchased secondary insurance effective in the event that a customer fails to have adequate primary coverage. This insurance covers liability arising out of bodily injury and/or property damage as a result of the ownership and operation of the containers, as well as insurance against loss or damage to the containers, loss of lease revenue in certain cases and cost of container recovery and repair in the event that a customer goes into bankruptcy. The Leasing Agent believes that the nature and the amounts of its insurance are customary in the container leasing industry and subject to standard industry deductions and exclusions.
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

     Amounts due under master leases are calculated at the end of each month and billed approximately six to eight days thereafter. Amounts due under term and sales-type leases are set forth in the respective lease agreements. Payment is normally received within 60-90 days of billing. Past due penalties are not customarily collected from customers and, accordingly, are not generally levied by the Leasing Agent against customers of the Partnership’s containers.
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
     Competition among container leasing companies is based upon several factors, including the location and availability of inventory, lease rates, the type, quality and condition of the lessor’s containers, the quality and flexibility of the service offered, the availability of suitable financing, and the professional relationship between the customer and the lessor. Other factors include the speed with which a Leasing Agent can prepare its containers for lease and the ease with which a customer believes it can do business with a lessor or its local area office.
     The Leasing Agent, on behalf of the Partnership, competes with various container leasing companies in the markets in which it conducts business. Mergers and acquisitions have been a feature of the container leasing industry for over a decade, and currently, the container leasing market essentially comprises three distinct groups. The first group includes seven of the largest leasing companies that control almost 72% of the total leased fleet. The second group, consisting of six companies, which includes the Leasing Agent, controls approximately 18% of the total leased fleet. The third group controls the remaining 10%, and is comprised of smaller, more specialized fleet operators and new entrants to the container leasing industry who have been attracted by high levels of containerized trade and low entry barriers to the container leasing industry.
     Some leasing companies have greater financial resources than the Leasing Agent and may be capable of offering lower per-diem rates on a larger fleet. However, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. In addition, not all container leasing companies compete in the same market, as some supply only dry cargo containers and not specialized containers, while others offer only long-term leases.
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
     The Partnership is a limited partnership and is managed by CCC and accordingly does not itself have any employees. At February 28, 2008, CCC had 14 employees, consisting of 3 officers, 6 managers and 5 staff personnel. The Leasing Agent had 30 employees, consisting of 3 officers, 17 managers, and 10 staff personnel.
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
Risk Associated with Container Leasing
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
          Container leasing is subject to the cyclicality and fluctuations in world trade
          Demand for leased containers is dependent upon levels of world trade and the supply of containers relative to demand. Future fluctuations in world trade could negatively affect the Leasing Agent’s container leasing operations.
          The Leasing Agent operates in a highly competitive industry
          The Leasing Agent competes with leasing companies, banks and other financial institutions and container manufacturers. Some of the Leasing Agent’s competitors have greater financial resources and may be capable of offering lower per diem rates. In addition, the barriers to entry for the container leasing industry are relatively low. If the supply of available equipment increased significantly as a result of container purchases by competitors and/or new companies entering the industry, demand for the Partnership’s equipment could be adversely affected.
          Fluctuations in shipping lines’ fleet mix could have an adverse effect on the demand for leased containers
          Demand for leased containers is largely dependent on the decision of shipping lines to lease, rather than purchase, containers to supplement their own operating fleets. Any significant changes in the composition of the shipping lines’ leased and owned container fleets could adversely affect the demand for leased containers.
          Consolidation within the shipping industry could have an adverse effect on the profitability and financial condition of the Leasing Agent and the Partnership
          Shipping line mergers have reduced the customer base available to leasing companies and increased the level of business concentrated with the resulting merged companies. Further mergers could lead to downward pressure on lease rates and on the demand for leased containers.
          Customer defaults could have an adverse effect on the profitability and financial condition of the Leasing Agent and the Partnership
          A default by a customer may result in lost revenue for past leasing services and additional operating expenses. The repossession of containers from customers that have defaulted can prove difficult and, when containers are recovered, the Leasing Agent may not be able to re-lease the equipment at comparable rates or on favorable lease terms.
          Fluctuations in the residual value of containers may impact profitability and the long-term returns generated by leased equipment
          The majority of containers that are at the end of their useful economic life are sold in the non-maritime secondary market for use as temporary or permanent storage facilities. The proceeds realized on the disposition of such containers depends on a variety of factors including the location of the container at the time of disposition, foreign currency exchange rates, the lease market for marine cargo containers, the cost of new containers, the quantity of used containers being supplied to the secondary market, technological advances in container construction and in techniques of ocean transportation, and developments in world trade. A reduction in container residual values could adversely affect the long-term returns generated by containers resulting in reduced profitability and reduced capital availability.

          Specialized containers could have potential mechanical, obsolescence and other risks
          Specialized containers include refrigerated containers and tanks. Refrigerated containers are subject to inherent risks of mechanical breakdown, technological obsolescence and potential environmental issues relating to refrigerant gases. Tanks, which can be used to transport hazardous materials, include additional risks of environmental and tort liability.
          There are political, economic and business risks inherent in the global business environment
          The container leasing business may be adversely affected by additional business, economic and political risks that generally are beyond the control of the Leasing Agent, CCC and the Partnership:
▪	Political instability;

▪	Economic conditions in the shipping and other industries;

▪	Increases in maintenance expenses, taxes, insurance costs, third party fees and other expenses attributable to the operation and the maintenance of the containers that cannot be offset by increased lease revenues from the containers;

▪	Fluctuations in supply and demand for containers resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards;

▪	The supply and cost of new containers;

▪	Fluctuations in inflation, interest rates and foreign exchange rates;

▪	Import and export tariffs and restrictions;

▪	Restrictions on the movement of capital;

▪	The imposition of new direct and indirect taxes in jurisdictions in which the Group trades;

▪	The risk of uninsured losses with respect to the containers or insured losses for which insurance proceeds are inadequate;

▪	The effects of strikes and labor disputes; and,

▪	Terrorist attacks and the risk of terrorist attack.
          Environmental liability may adversely affect the Partnership’s business and financial situation
          Under the laws of certain nations, the owner of a container may be liable for environmental damage and / or cleanup costs and / or other sums in the event of actual or threatened discharge or other contamination by material in a container. This liability could potentially be imposed on a container owner, such as the Partnership, even if the owner is not at fault. It is not possible to predict the amount of any such liability.
Risk Associated with the Operations of an Equipment Leasing Business in Partnership Form
     There is no assurance of successful operations
     No assurance can be given that the Partnership’s operations will be successful or that it will meet its originally stated investment objectives. Specifically, there is no assurance that cash will be available for distribution to the Partnership’s investors.
     The Partnership has a high degree of reliance on CCC and the Leasing Agent.
     The Partnership’s operations are dependent upon the ability of CCC, and its affiliate, the Leasing Agent, to arrange for the leasing, maintenance and eventual sale of containers on behalf of the Partnership. The Partnership’s limited partners have no right to take part in the day-to-day management of the Partnership; all decisions with respect to such management will be made exclusively by CCC.
     The Partnership is dependent on key personnel in CCC and the Leasing Agent
     Most of CCC’s and the Leasing Agent’s senior executives and other management-level employees have been with CCC or the Leasing Agent for over ten years and have significant industry experience. The loss of the services of one or more of them could have a material adverse effect on the Partnership’s business. CCC believes that its future success and that of the leasing partnerships it manages will depend upon its and its affiliates’ ability to retain key members of its management teams and to attract capable management in the future.

There can be no assurance that CCC and its affiliates will be able to do so. CCC does not maintain “key man” life insurance on any of its officers.
     There is a lack of liquidity for Partnership units
     There is no market for the Partnership’s units and there are significant restrictions on the transferability thereof. Limited partners may not be able to liquidate their investment, even in the event of an emergency. While the limited partners may present their units for repurchase by the Partnership, there can be no assurance that the Partnership will exercise its option to repurchase any of the units presented.
     The Limited Partners have limited voting rights
     Limited partners have only limited voting rights on matters affecting the Partnership’s business, and are not permitted to take part in the management of the Partnership. Generally, for any matter submitted for vote of the limited partners, including the removal of the General Partner, a vote of a simple majority in interest of the limited partners is required for approval.
     Limited liability is not clearly established
     In certain jurisdictions in which the Partnership may do business, the limited liability of limited partnerships formed under the laws of other jurisdictions has not been clearly established. There can be no assurance that CCC will be able, even through its best efforts, to ensure that the limited liability of the Partnership’s limited partners will be preserved in all jurisdictions. Were limited liability not available to the limited partners, the limited partners might be liable for the Partnership’s debt in an amount exceeding their capital contributions to the Partnership plus their share of the profits thereof.
     Compensation of CCC and the Leasing Agent may not be linked to performance of Partnership
     CCC and the Leasing Agent receive fees in connection with the management of the Partnership. Some of these fees are paid irrespective of the amount of distributions paid to limited partners and regardless of the success or profitability of the Partnership’s operations. While such compensation was originally established by CCC and was not based on arm’s-length negotiations, CCC nevertheless believes that such compensation and fees are comparable to those which would be charged by an unaffiliated entity or entities for services.
     CCC and the Leasing Agent may face potential conflicts of interest
     In managing the Partnership, CCC is subject to conflicts of interest, meaning that it is confronted with decisions whereby it may have an economic incentive to place its interests above those of the Partnership. CCC and its affiliates, including the Leasing Agent, are in the business of managing containers for CCC’s existing partnerships and for other container programs, including one in which they have a 50% equity interest, and may face potential conflicts of interest from time to time with certain lease management decisions.
     Cash distributions
     Cash distributions may be characterized as a return of capital, a return on capital, or a portion of each. During the life of the Partnership, a substantial portion of the cash distributions made to limited partners will represent a return of capital depending in part on the residual values that are realized on the disposition of the Partnership’s containers, and is not determinable until the Partnership’s container portfolio is liquidated.
Item 1B. Unresolved Staff Comments
     Inapplicable.

Item 2. Properties
     As of December 31, 2007, the Partnership owned dry cargo and specialized container equipment suitable for transporting cargo by rail, sea or highway, comprising:

		Estimated
Containers	Quantity	Useful Life	Average Age	Average Cost
20-Foot Dry Cargo	3,204	15 years	11 years	$2,282

40-Foot Dry Cargo	1,057	15 years	10 years	$3,203

40-Foot High-Cube Dry Cargo	1,614	15 years	9 years	$2,890

20-Foot Refrigerated	68	15 years	12 years	$22,210

40-Foot High-Cube Refrigerated	162	15 years	12 years	$26,797

24,000-Liter Tanks	51	15 years	12 years	$26,661
     Utilization by customers of the Partnership’s containers fluctuates over time depending on the supply of and demand for containers. During 2007, utilization of the dry cargo, refrigerated and tank container fleets averaged 91%, 81% and 96%, respectively.
     During 2007, the Partnership disposed of 392 twenty-foot, 159 forty-foot and 47 forty-foot high-cube marine dry cargo containers, as well as 12 twenty-foot and 29 forty-foot high-cube refrigerated containers.
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
     (a)(1)(ii) Inapplicable.
     (a)(1)(iii) Inapplicable.
     (a)(1)(iv) Inapplicable.
     (a)(1)(v) Inapplicable.
     (a)(2) Inapplicable.
     (b) Holders

		Number of Unit Holders
(b)(1)	Title of Class	as of December 31, 2007
	Units of limited partnership interests	1,671
     (c) Dividends
     Inapplicable. For the distributions made by the Partnership to its limited partners, see Item 6 — “Selected Financial Data.”
     (d) Securities authorized for issuance under equity compensation plans.
     Inapplicable.
     (e) Purchases of equity securities by the issuer and affiliated purchasers.
     Inapplicable.

Item 6. Selected Financial Data

	Year Ended December 31,
	2007	2006	2005	2004	2003
Net lease revenue	$1,808,075	$2,316,295	$2,803,236	$3,001,124	$2,863,738

Net income	$308,275	$196,435	$916,814	$947,281	$794,601

Limited partners’ share of net income (per unit basis)	$0.12	$0.06	$0.47	$0.51	$0.43

Cash distributions per unit of limited partnership interest	$1.88	$2.08	$1.71	$1.48	$1.35

At year-end:

Total assets	$9,218,045	$12,013,715	$15,272,387	$17,213,457	$20,866,156

Partners’ capital	$9,218,045	$12,013,715	$15,272,387	$17,213,457	$18,759,371

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the historical financial statements and the notes thereto and the other financial information appearing elsewhere in this report.
     The information in this Annual Report on Form 10-K (the “Report”) contains certain “forward-looking statements” within the meaning of the securities law. These forward-looking statements reflect the current view of the Partnership and CCC with respect to future events and financial performance, and are subject to a number of risks and uncertainties, many of which are beyond the control of the Partnership and CCC. All statements other than statements of historical facts included in this Report, including statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Partnership’s strategy, future operations, estimated revenues, projected costs, prospects, plans and objectives of the Partnership are forward-looking statements.
     All forward-looking statements speak only as of the date of this Report. The Partnership does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Partnership and CCC believe that their plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, the Partnership and CCC can give no assurance that these plans, intentions or expectations will be achieved. Future economic, political and industry trends that could potentially impact revenues and profitability are difficult to predict, as well as the risks and uncertainties including, but not limited to, changes in demand for leased containers, changes in global business conditions and their effect on world trade, changes within the global shipping industry, the financial strength of the shipping lines and other sub-lessees of the Partnership’s containers, fluctuations in new container prices, changes in the costs of maintaining and repairing used containers, changes in competition, changes in the ability of the Leasing Agent to maintain insurance on behalf of the Partnership’s container fleet, as well as other risks detailed herein and from time to time in the Partnership’s filings with the Securities and Exchange Commission.
Liquidity and Capital Resources
     During the Partnership’s first 10 years of operations, its primary objective was to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from gross subscription proceeds (equal to approximately 1% of such proceeds), the Partnership relied primarily on net lease revenue receipts to meet this objective, as well as to finance operating expenses. No credit lines are maintained to finance working capital. Commencing in April 2007, the Partnership entered its liquidation phase, wherein CCC began to focus its attention on the retirement of the remaining equipment in the Partnership’s container fleet, in accordance with another of its original investment objectives, realizing the residual value of its containers commencing after the tenth full year of operations.
     The Partnership has entered its 13th year of operations. Accordingly, it will continue its liquidation phase. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. CCC will also consider the impact of a projected increase in expenses associated with the introduction of the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002. This addresses a range of corporate governance, disclosure, and accounting issues and will result in increased accounting and administrative expenses. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. The Partnership is required to be in compliance with Section 404 for its fiscal year ending December 31, 2008.
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

     Distributions are paid monthly. Distributions may be affected by periodic increases or decreases to working capital reserves, as deemed appropriate by CCC. Cash distributions from operations are allocated 5% to CCC and 95% to the limited partners. Distributions of sales proceeds are allocated 1% to CCC and 99% to the limited partners. This sharing arrangement will remain in place until the limited partners have received aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily) annual return on their adjusted capital contributions. Thereafter, all distributions will be allocated 15% to CCC and 85% to the limited partners, pursuant to Section 6.1(b) of the Partnership’s Partnership Agreement.
     From inception through February 28, 2008, the Partnership has distributed, on a cash basis, $24,453,475 in cash from operations and $3,225,701 in cash from container sales proceeds to its limited partners. This represents total cash basis distributions of $27,679,176, or 87% of the limited partners’ original invested capital. The liquidation of the Partnership’s remaining containers will be the primary factor influencing the future level of cash generated from operating, investing and financing activities and the level of distributions from operations and sales proceeds to its partners in subsequent periods.
     The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners, in money market funds. At December 31, 2007, the Partnership had $831,160 in cash and cash equivalents, a decrease of $372,214 and $217,102 from cash balances at December 31, 2006 and 2005, respectively. In addition, at December 31, 2007, the Partnership had an additional $30,000 working capital reserve for projected expenses relating to the ultimate sale of its remaining containers, final liquidation of its remaining assets and subsequent dissolution.
     Cash from Operating Activities: Net cash provided by operating activities is primarily generated by net lease revenue receipts and was $1,756,170 in 2007, compared to $2,211,151 and $2,746,805 in 2006 and 2005, respectively.
     Cash from Investing Activities: Net cash provided by investing activities was $975,561 in 2007 compared to $1,399,068 and $711,276 during 2006 and 2005, respectively. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: During 2007, net cash used in financing activities was $3,103,945, compared to $3,455,107 and $2,857,884 during 2006 and 2005, respectively. These amounts represent distributions to the Partnership’s general and limited partners.
Off-Balance Sheet Arrangements
     At December 31, 2007, the Partnership did not have any off-balance sheet arrangements and did not have any such arrangements during the years ended December 31, 2007, 2006 and 2005, respectively.
Contractual Obligations
As of December 31, 2007, the Partnership did not have any contractual obligations within the meaning of Item 303 of the SEC’s Regulation S-K, such as long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or other long-term liabilities under generally accepted accounting principles.

Results of Operations
Overview
     Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested with CCC. A Leasing Agent Agreement (the “Agreement”) exists between the Partnership and the Leasing Agent, whereby they have contracted for the Leasing Agent to manage the leasing operations for all equipment owned by the Partnership. In addition to responsibility for leasing and re-leasing the equipment to ocean carriers, the Leasing Agent disposes of the containers at the end of their useful economic life, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Agreement permits the Leasing Agent to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Agent and its affiliates, as part of a single fleet operated without regard to ownership. The following table summarizes the composition of the Partnership’s fleet (based on container type) at December 31, 2007.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	2,370	770	1,344	35	97	25
Term lease
Short term[1]	329	101	112	2	8	10
Long term[2]	330	124	56	3	29	14
Sales-type lease	11	4	4	5	3	—

Subtotal	3,040	999	1,516	45	137	49
Containers off lease	164	58	98	23	25	2

Total container fleet	3,204	1,057	1,614	68	162	51

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire in 2008.

2.	Long term leases represent term leases, the majority of which will expire between 2009 and 2012.
     The primary component of the Partnership’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from gross lease revenues that are generated from the leasing of the Partnership’s containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Partnership’s fleet. Direct operating expenses are direct costs associated with the Partnership’s containers and may be categorized as follows:
•	Activity-related expenses, include agents costs and depot costs such as repairs, maintenance and handling.

•	Inventory-related expenses for off-hire containers, comprise of storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered and the frequency and size of repositioning moves undertaken.

•	Legal and other expenses, include legal costs related to the recovery of containers and doubtful accounts, insurance and provisions for doubtful accounts.
     At December 31, 2007, approximately 75% of the original equipment acquired for the Partnership remained in the Partnership’s fleet, compared to 82% at December 31, 2006. The following table details the proportion of the fleet remaining by product:

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	4,553	100%	1,500	100%	1,750	100%	90	100%	300	100%	52	100%
Less disposals	1,349	30%	443	30%	136	8%	22	24%	138	46%	1	2%

Remaining fleet at December 31, 2007	3,204	70%	1,057	70%	1,614	92%	68	76%	162	54%	51	98%

     Global container trade has experienced a sustained period of growth in the last five years reflecting the liberalization of world trade and the growth in certain economies including China. Industry observers report that global container trade grew by an estimated rate of 9% in 2007.

This compares to 10% in each of the years 2006 and 2005, 15% in 2004 and 8% in 2003.
     Utilization of all Partnership products remained strong throughout 2007. The average utilization rate in 2007 for the Partnership’s dry, refrigerated and tank fleets was 91%, 81% and 96%, respectively. These utilization levels generally contributed to a reduction in direct operating expenses in 2007 as inventories of off-hire containers declined.
     The following table summarizes the Partnership’s average utilization rates and average fleet size for each of the last three years.

	2007	2006	2005
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	8,934	9,574	10,396
Refrigerated containers	428	598	676
Tank containers	51	52	52

Average utilization rates
Dry cargo containers	91%	89%	93%
Refrigerated containers	81%	85%	88%
Tank containers	96%	91%	92%
               A number of major shipping lines reported a decline in their profitability for 2007 as they experienced the impact of increased costs, in the form of fuel prices and interest rates. In addition, they saw downward pressure on freight rates as volumes of containerized trade with certain western economies declined and as the carrying capacity for containers increased as shipping lines continued to take delivery of the new generation of container ships.
     The average per-diem rate for the Partnership’s containers decreased by approximately 11% when compared to 2006, as a result of the renegotiation of expiring master and term leases with existing customers and the consolidation of the leasing administration for merging shipping lines. The lease market for the Partnership’s older containers remains competitive and, therefore, may be subject to pricing pressures in subsequent periods. Unlike dry cargo containers, the refrigerated and tank containers are built for specific market demands. As such, the markets for the leasing of refrigerated and tank containers may be subject to different trends and fluctuations than the dry cargo container market.
     During 2007, the secondary market demand for used containers remained favorable. Higher utilization levels not only contributed to a reduction in container inventories, but also a corresponding decrease in the volume of containers available for sale and an increase in container sale prices. The sale of the Partnership’s off-hire containers, in accordance with one of its aforementioned original investment objectives, has positively affected the Partnership’s results from operations, minimizing storage and other inventory-related costs incurred for its off-hire containers, as well as realizing gains from the sale of its containers. Changes in future inventory levels, as well as significant fluctuations in new container prices, could adversely affect sales proceeds realized on the sale of the Partnership’s remaining containers.
     The price of a new twenty-foot dry cargo container fluctuated between $1,815 and $2,050 in 2007, and is currently at $2,200. The volatility of new container prices was a result of fluctuating demand and the price of raw materials used in the production of containers, as well as the strong demand created by the addition of new containerships. Although the Partnership no longer purchases new containers, new container production and the price of new containers indirectly contributed to the Partnership’s results of operations by influencing the available surplus of containers and utilization, the level of lease per-diems for existing older containers, as well as container sale prices realized upon their eventual disposal.
     In future periods, economic growth and global container trade are expected to have less of an impact on the Partnership’s operations when compared to the effects of CCC’s efforts to retire the remaining equipment in the Partnership’s container fleet. One of the Partnership’s original investment objectives was to realize the residual value of its containers commencing after the tenth full year of operations.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
     Net lease revenue of $1,808,075 for the year ended December 31, 2007, declined by $508,220, or 22%, when compared to the prior year. The decline was primarily due to a $749,278 decline in gross lease revenue (a component of net lease revenue) reflecting the decline in both the size of the Partnership fleet and an 18% decline in the average dry cargo per-diem rental rate. This was partly offset by a $145,039 reduction in direct operating expenses (a component of net lease revenue) as activity-related and inventory-related expenses declined because of the high utilization levels.
     Depreciation expense amounted to $1,466,930 in 2007, a decrease of $222,538, or 13%, when compared to 2006, a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses amounted to $116,299 in 2007, an increase of $5,451 or 5% when compared to 2006. The increase was primarily attributable to higher professional fees for audit services.
     Net gain on disposal of equipment for 2007 was $43,743 compared to a net loss of $363,720 during 2006. During 2007, the Partnership disposed of 639 containers, as compared to 585 containers during 2006. The net gain on container disposals in 2007 was a result of various factors, including the proceeds realized from the container disposal, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
     Net lease revenue was $2,316,295 for the year ended December 31, 2006 compared to $2,803,236 for the prior year, a decrease of 17%. The decline was primarily due to a $542,739 decline in gross lease revenue (a component of net lease revenue) reflecting the Partnership’s smaller fleet size and an 8% decline in the average dry cargo per-diem rental rate. Also contributing to the decline in net lease revenue was an increase in direct operating expenses (a component of net lease revenue) of $10,806, primarily attributable to activity- related expenses such as handling and storage.
     Depreciation expense amounted to $1,689,468 in 2006, a decrease of $153,126 or 8% when compared to 2005, a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses amounted to $110,848 in 2006, an increase of $31,133 or 39% when compared to 2005. The increase was attributable to higher professional fees for audit service and third-party investor administration services.
     Impairment charge of $37,972 was incurred by the Partnership during 2005 relating to 111 off-hire forty-foot standard dry cargo containers located in North America (the “North American Dry Containers”). The impairment charge was a result of a number of factors identified by CCC and the Leasing Agent that impacted the carrying value of the North American Dry Containers:
•	The age of the North American Dry Containers;

•	The lack of demand for the North American Dry Containers;

•	The cost to reposition the North American Dry Containers to high demand markets; and

•	The strong North American container sale market.
CCC and the Leasing Agent considered the impact of these factors, and determined a change regarding the current marketing strategy for the containers was required. CCC and the Leasing Agent concluded that effective June 1, 2005, the 111 North American Dry Containers would be targeted for immediate sale. It was concluded that the carrying value of these containers, $193,372, exceeded fair value and accordingly, an impairment charge of $37,972, or approximately $0.02 per limited partnership unit, was recorded to operations under impairment losses during 2005. Fair value was determined by estimating the expected amount to be received at the time of sale. The expected sales price was estimated by evaluating the current sales price of similar containers. During 2006, the Partnership sold four of the 111 North American Dry Containers originally targeted for sale. The Partnership recognized a gain of $370 on the sale of these containers. At December 31, 2006, 47 of the original 111 North American Dry Containers remained in its fleet. These North American Dry Containers were originally classified as held for sale after their impairment in 2005 as a result of the aforementioned conditions that existed at the time of impairment. The Partnership reclassified these containers as held and used as of December 31, 2006. The reclassification is the result of current market conditions that have contributed to 41 of the remaining 47 North American Dry Containers being leased under master leases and 6 North American Dry Containers being off-hire and available for lease. The Partnership expects to sell these North American Dry Containers, subject to the same disposal criteria employed for its remaining container fleet.
There was no reduction to the carrying value of container rental equipment due to impairment during 2006.
     Net loss on disposal of equipment for 2006 was $363,720 compared to a net gain of $55,821 during 2005. During 2006, the Partnership disposed of 585 containers, as compared to 554 containers during 2005. Included within the 585 containers disposed during 2006 were 109 refrigerated containers. Of this total, 93 of the refrigerated containers disposed were attributable to one customer, who returned the containers in poor condition after the expiration of a long-term lease. CCC and CCL deemed that these containers were beyond economical repair and they were subsequently disposed at a loss of $343,358.
Critical Accounting Policies
     Container equipment – depreciable lives: The Partnership’s cargo container rental equipment is depreciated using the straight-line method over a useful life of 15 years to a residual value of 10%. The Partnership and CCC evaluate the period of amortization and residual values to determine whether subsequent events and circumstances warrant revised estimates of useful lives or residual values. Residual values are only revised downwards.
     Container equipment – valuation: The Partnership and CCC review container rental equipment when changes in circumstances require consideration as to whether the carrying value of the equipment has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Partnership and CCC consider assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or future discounted projected cash flows from related operations. The Partnership and CCC evaluate future cash flows and potential impairment for the entire fleet rather than by container type or by individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, recognition of an impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.
     Allowance for doubtful accounts: The Leasing Agent continually tracks the Partnership’s credit exposure to each of the sub-lessees of the Partnership’s containers using specialist third-party credit information services and reports prepared by its local staff to assess credit quality. The Leasing Agent’s credit committee meets quarterly to analyze the performance of existing customers and to recommend actions taken in order to minimize credit risk. The Leasing Agent derives an allowance for doubtful accounts reflecting specific amounts provided against known probable losses plus an additional amount based on historical loss experience. However, the Partnership may be subject to an unexpected loss in net lease revenue resulting from sub-lessees of its containers that default under their container lease agreements with the Leasing Agent.
New Accounting Pronouncements Not Yet Adopted
     In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years; SFAS 157 will therefore be applicable for the Partnership’s fiscal year commencing January 1, 2008. In November 2007, the FASB agreed to defer the effective date of Statement 157 for all non financial assets and liabilities by one year. The Partnership will adopt the effective provisions of SFAS 157 on January 1, 2008, and does not expect adoption to have an impact on the balance sheet or statement of operations, however additional disclosures may be required about the inputs used to develop the fair measures and the effect of certain measures on changes in assets and liabilities for the period.
     In February 2007, the FASB issued SFAS No. 159 – “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for financial statements for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply SFAS 157. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value. The Partnership will adopt SFAS 159 on January 1, 2008, however, the Partnership does not intend to use the fair value option for any of its existing financial assets and liabilities and consequently, adoption will have no impact.
Inflation
     The Partnership believes inflation has not had a material adverse affect on the results of its operations.
The Cronos Group
     The Cronos Group (“TCG”), formerly the parent of CCC, announced on February 28, 2007 that it had entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with CRX Acquisition Ltd, a Bermuda exempted company (“CRX”) and FB Transportation Capital LLC, a Delaware limited liability company (“FB Transportation”). Under the terms of the Asset Purchase Agreement, and subject to the conditions stated therein, TCG agreed to sell all of its assets to CRX and CRX agreed to assume all of TCG’s liabilities. FB Transportation is part of the Fortis group of companies, which included TCG’s lead lender and a partner in a container leasing joint venture with TCG.
     At a special meeting held August 1, 2007, TCG’s shareholders approved the Asset Purchase Agreement and the transactions contemplated thereunder, including TCG’s dissolution and liquidation. Closing of the sale of TCG’s assets and liabilities to CRX occurred later that same day. Promptly following the closing, TCG changed its name to CRG Liquidation Company, and CRX changed its name to Cronos Ltd.
     The container leasing business of TCG has been continued by Cronos Ltd. as a private company. Management of TCG has continued as the management of Cronos Ltd and acquired at closing an equity interest in Cronos Ltd.
     CCC does not anticipate any changes in its management, or in the Leasing Agent’s management of the Partnership’s fleet in subsequent periods, but is unable to determine the impact, if any, TCG’s sale may have on the future operating results, financial condition and cash flows of the Partnership or CCC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Exchange rate risk: In 2007, approximately 93% of the gross lease revenues billed by the Leasing Agent on behalf of the Group, or on behalf of other third-party container owners, including the Partnership, were billed and paid in US dollars, and approximately 51% of expenses were incurred and paid in US dollars. For non-US dollar denominated revenues and expenses, the Leasing Agent may enter into foreign currency contracts to reduce exposure to exchange rate risk. Of the non-US dollar direct operating expenses, the Leasing Agent estimates approximately 49% are individually small, unpredictable and were incurred in varying denominations. Thus, the Leasing Agent determined such amounts are not suitable for cost effective hedging. As exchange rates are outside of the control of the Partnership and Leasing Agent, there can be no assurance that such fluctuations will not adversely affect the Partnership’s results of operations and financial condition.
     Credit risk: The Leasing Agent sets maximum credit limits for all of the Partnership’s customers, limiting the number of containers leased to each according to established credit criteria. The Leasing Agent continually tracks its credit exposure to each customer. The Leasing Agent’s credit committee meets quarterly to analyze the performance of the Partnership’s customers and to recommend actions to be taken in order to minimize credit risks. The Leasing Agent uses specialist third party credit information services and reports prepared by local staff to assess credit quality.
Item 8. Financial Statements and Supplementary Data

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
          The Partnership, as such, has no officers or directors, but is managed by CCC, the general partner. CCC’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Partnership’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of the management and directors of CCC; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets of the Partnership that could have a material effect on the financial statements of the Partnership.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2007.
     This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.
     This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
March 7, 2008

/s/ Dennis J. Tietz
Dennis J. Tietz,
President and Director of Cronos Capital Corp., General Partner of the Partnership

/s/ Frank P. Vaughan
Frank P. Vaughan,
Chief Financial Officer of Cronos Capital Corp,. General Partner of the Partnership

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
Cronos Global Income Fund XVI, L.P.
San Francisco, California
We have audited the accompanying balance sheets of Cronos Global Income Fund XVI, L.P. (the “Partnership”) as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Reading, United Kingdom

March 7, 2008

CRONOS GLOBAL INCOME FUND XVI, L.P.
Balance Sheets
December 31, 2007 and 2006

	2007	2006
Assets
Current assets:
Cash and cash equivalents, includes $816,160 in 2007 and $1,188,374 in 2006 in interest-bearing accounts	$831,160	$1,203,374
Net lease receivables due from Leasing Agent	390,560	405,841

Total current assets	1,221,720	1,609,215

Container rental equipment, at cost	22,530,005	25,256,310
Less accumulated depreciation	(14,533,680)	(14,851,810)

Net container rental equipment	7,996,325	10,404,500

Total assets	$9,218,045	$12,013,715

Partners’ Capital

Partners’ capital (deficit):
General partner	(24,596)	(39,210)
Limited partners	9,242,641	12,052,925

Total partners’ capital	$9,218,045	$12,013,715

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Statements of Operations
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Net lease revenue from Leasing Agent	$1,808,075	$2,316,295	$2,803,236

Other operating income (expenses):
Depreciation	(1,466,930)	(1,689,468)	(1,842,594)
Other general and administrative expenses	(116,299)	(110,848)	(79,715)
Net gain (loss) on disposal of equipment	43,743	(363,720)	55,821
Asset impairment	—	—	(37,972)

	(1,539,486)	(2,164,036)	(1,904,460)

Income from operations	268,589	152,259	898,776

Other income:
Interest income	39,686	44,176	18,038

Net income	$308,275	$196,435	$916,814

Allocation of net income:
General partner	$119,183	$95,599	$160,010
Limited partners	189,092	100,836	756,804

	$308,275	$196,435	$916,814

Limited partners’ per unit share of net income	$0.12	$0.06	$0.47

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Statements of Partners’ Capital
For the years ended December 31, 2007, 2006 and 2005

	Limited	General
	Partners	Partner	Total
Balances at January 1, 2005	$17,254,022	$(40,565)	$17,213,457

Net income	756,804	160,010	916,814

Cash distributions	(2,732,761)	(125,123)	(2,857,884)

Balances at December 31, 2005	$15,278,065	$(5,678)	$15,272,387

Net income	100,836	95,599	196,435

Cash distributions	(3,325,976)	(129,131)	(3,455,107)

Balances at December 31, 2006	$12,052,925	$(39,210)	$12,013,715

Net income	189,092	119,183	308,275

Cash distributions	(2,999,376)	(104,569)	(3,103,945)

Balances at December 31, 2007	$9,242,641	$(24,596)	$9,218,045

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$308,275	$196,435	$916,814
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,466,930	1,689,468	1,842,594
Asset impairment	—	—	37,972
Net (gain) loss on disposal of equipment	(43,743)	363,720	(55,821)
Decrease (increase) in net lease and other receivables due from Leasing Agent	24,708	(38,472)	5,246

Total adjustments	1,447,895	2,014,716	1,829,991

Net cash provided by operating activities	1,756,170	2,211,151	2,746,805

Cash flows from investing activities:
Proceeds from sale of container rental equipment	975,561	1,399,068	711,276

Cash flows from financing activities:
Distributions to general partner	(104,569)	(129,131)	(125,123)
Distributions to limited partners	(2,999,376)	(3,325,976)	(2,732,761)

Net cash used in financing activities	(3,103,945)	(3,455,107)	(2,857,884)

Net (decrease) increase in cash and cash equivalents	(372,214)	155,112	600,197

Cash and cash equivalents at beginning of year	1,203,374	1,048,262	448,065

Cash and cash equivalents at end of year	$831,160	$1,203,374	$1,048,262

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
December 31, 2006, 2005 and 2004
(1) Summary of Significant Accounting Policies
(a)	Nature of Operations

Cronos Global Income Fund XVI, L.P. (the “Partnership”) is a limited partnership that was organized under the laws of the State of California on September 1, 1995, for the purpose of owning and leasing dry and specialized marine cargo containers to ocean carriers. The Partnership commenced operations on March 29, 1996, when the minimum subscription proceeds of $2,000,000 were received from over 100 subscribers (excluding from such count, Pennsylvania residents, CCC, and all affiliates of CCC). On February 3, 1997, CCC suspended the offer and sale of units in the Partnership. The offering terminated on December 27, 1997, at which time 1,599,667 limited partnership units had been sold. The Partnership shall continue until December 31, 2015, unless terminated sooner upon the occurrence of certain events.

Cronos Capital Corp. (“CCC”), the general partner and its affiliate, Cronos Containers Limited (the “Leasing Agent”), manage the business of the Partnership. CCC and the Leasing Agent also manage the container leasing business for other partnerships affiliated with CCC.

The Partnership has entered into its 13th year of operations and has entered its liquidation phase, wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At December 31, 2007, approximately 75% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and the level of fixed operating costs relative to this revenue. CCC will also consider the impact of a projected increase in expenses associated with the introduction of the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. The Partnership is required to be in compliance with Section 404 for the year ending December 31, 2008.

The Partnership’s operations are subject to the fluctuations of world economic and political conditions. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of domestic customers. The majority of the Partnership’s leases require the customer to remit payments in United States dollars.

(b)	The Cronos Group

The Cronos Group (“TCG”), formerly the parent of CCC, announced on February 28, 2007 that it had entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with CRX Acquisition Ltd, a Bermuda exempted company (“CRX”) and FB Transportation Capital LLC, a Delaware limited liability company (“FB Transportation”). Under the terms of the Asset Purchase Agreement, and subject to the conditions stated therein, TCG agreed to sell all of its assets to CRX and CRX agreed to assume all of TCG’s liabilities. FB Transportation is part of the Fortis group of companies, which included TCG’s lead lender and a partner in a container leasing joint venture with TCG.

At a special meeting held August 1, 2007, TCG’s shareholders approved the Asset Purchase Agreement and the transactions contemplated thereunder, including TCG’s dissolution and liquidation. Closing of the sale of TCG’s assets and liabilities to CRX occurred later that same day. Promptly following the closing, TCG changed its name to CRG Liquidation Company, and CRX changed its name to Cronos Ltd.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(1) Summary of Significant Accounting Policies
(b)	The Cronos Group (continued)

The container leasing business of TCG has been continued by Cronos Ltd. as a private company. Management of TCG has continued as the management of Cronos Ltd and acquired at closing an equity interest in Cronos Ltd.

(c)	Leasing Agent

The Partnership and the Leasing Agent have entered into an agreement (the “The Leasing Agent Agreement”) whereby the Leasing Agent manages the leasing operations for all equipment owned by the Partnership. In addition to responsibility for leasing and re-leasing the equipment to ocean carriers, the Leasing Agent disposes of the containers at the end of their useful economic life and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Agent to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Agent and its affiliates, as part of a single fleet operated without regard to ownership. The Leasing Agent Agreement generally provides that the Leasing Agent will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees due both to CCC and the Leasing Agent.

The Leasing Agent leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations, and rentals are charged and recognized based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used.

Term leases are for a fixed quantity of containers for a fixed period of time, typically varying from three to five years. In most cases, containers cannot be returned prior to the expiration of the lease. Term lease agreements may contain early termination penalties that apply in the event of early redelivery. Term leases provide greater revenue stability to the lessor, usually at lower lease rates than master leases. Ocean carriers use term leases to lower their operating costs when they have a need for an identified number of containers for a specified term. Rentals under term leases are charged and recognized based upon the number of containers leased, the applicable per diem rate and the length of the lease, irrespective of the number of days which the customer actually uses the containers.

(d)	Concentrations of Credit Risk

The Partnership’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and net lease receivables due from the Leasing Agent. See note 3 for further discussion regarding the credit risk associated with cash and cash equivalents.

Net lease receivables due from the Leasing Agent (see notes 1(c) and 4 for discussion regarding net lease receivables) subject the Partnership to a significant concentration of credit risk. The net lease receipts, represent rentals collected from ocean carriers after deducting payments for direct operating expenses and management fees, are remitted by the Leasing Agent to the Partnership on a weekly basis.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(1) Summary of Significant Accounting Policies (continued)
(e)	Basis of Accounting

The Partnership’s accounting records are maintained in United States dollars and the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

(f)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The most significant estimates relate to the carrying value of equipment including estimates relating to depreciable lives, residual values and asset impairments. Actual results could differ from those estimates.

(g)	Allocation of Net Income or Loss, Partnership Distributions and Partners’ Capital Accounts

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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(l)	Summary of Significant Accounting Policies (continued)

(h)	Acquisition Fees

Pursuant to the Partnership Agreement, acquisition fees paid to CCC are based on 5% of the equipment purchase price. These fees are capitalized and included in the cost of the rental equipment.

(i)	Container Rental Equipment

Container rental equipment is depreciated over a 15-year life using the straight-line basis to a residual value of 10% of original equipment cost. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Residual values are only revised downwards.

In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis of projected future cash flows from container operations is prepared annually or upon material changes in market conditions. The primary variables utilized by the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire container fleet rather than for each container type or individual container. As a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed.

In June 2005 the Partnership recorded an impairment charge of $37,972 related to 111 forty-foot standard off-hire dry cargo containers located in North America (the “North American Dry Containers”). The impairment charge was a result of CCC’s and the Leasing Agent identifying a number of issues that had an impact on their carrying value.
•	The age of the North American Dry Containers.

•	The lack of regional market demand to lease the North American Dry Containers.

•	The cost to reposition the North American Dry Containers to high demand markets.

•	The strong North American container sale market.
CCC and the Leasing Agent concluded that effective June 1, 2005, the North American Dry Containers would be targeted for immediate sale and committed to a plan to dispose of the North American Dry Containers. It was concluded that the carrying value of these containers of $193,372, exceeded fair value and accordingly, an impairment charge of $37,972, or approximately $0.02 per limited partnership unit, was recorded to operations under impairment losses during 2005. Fair value was determined by estimating the expected amount to be received at the time of sale. The expected sales price was estimated by evaluating the current sales price of similar containers. During 2006, the Partnership sold four North American Dry Containers targeted for sale. The Partnership recognized a gain of $370 on the sale of these containers. At December 31, 2006, 47 of the original 111 North American Dry Containers remained in its fleet. These North American Dry Containers were originally classified as held for sale after their impairment in 2005 as a result of the aforementioned conditions that existed at the time of impairment. The Partnership reclassified these containers as held and used as of December 31, 2006. The reclassification is the result of current market conditions that have contributed to 41 of the remaining 47 North American Dry Containers being leased under master leases and six North American Dry

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(1) Summary of Significant Accounting Policies (continued)
(i)	Container Rental Equipment (continued)

Containers being off-hire and available for lease. The Partnership expects to sell these North American Dry Containers, subject to the same disposal criteria employed for its remaining container fleet. There were no impairment charges to the carrying value of container rental equipment during 2007 and 2006.

(j)	Income Taxes

The Partnership is not subject to income taxes, consequently no provision for income taxes has been made. The Partnership files federal and state an annual information tax returns, prepared on the accrual basis of accounting. Taxable income or loss is reportable by the partners individually.

(k)	New Accounting Pronouncements Not Yet Adopted

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years; SFAS 157 will therefore be applicable for the Partnership’s fiscal year commencing January 1, 2008. In November 2007, the FASB agreed to defer the effective date of Statement 157 for all non financial assets and liabilities by one year. The Partnership will adopt the effective provisions of SFAS 157 on January 1, 2008, and does not expect adoption to have an impact on the balance sheet or statement of operations, however additional disclosures may be required about the inputs used to develop the fair measures and the effect of certain measures on changes in assets and liabilities for the period.

In February 2007, the FASB issued SFAS No. 159 — “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for financial statements for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply SFAS 157. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value. The Partnership will adopt SFAS 159 on January 1, 2008, however, the Partnership does not intend to use the fair value option for any of its existing financial assets and liabilities and consequently, adoption will have no impact.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(2)	Operating Segment

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. The General Partner operates the Partnership’s container fleet as a homogenous unit and has determined that as such, it has a single reportable operating segment.

The Partnership derives revenues from dry cargo containers, refrigerated containers and tank containers that are used by its customers in global trade routes. As of December 31, 2007, the Partnership owned 3,204 twenty-foot, 1,057 forty-foot and 1,614 forty-foot high-cube marine dry cargo containers, as well as 68 twenty-foot and 162 forty-foot refrigerated high-cube cargo containers, and 51 twenty-four thousand-liter tank containers. A summary of gross lease revenue earned by each Partnership container product, for the years ended December 31, 2007, 2006 and 2005 follows:

	2007	2006	2005
Dry cargo containers	$1,926,769	$2,271,778	$2,707,893
Refrigerated containers	567,939	975,704	1,079,602
Tank containers	157,917	154,421	157,147

Total	$2,652,625	$3,401,903	$3,944,642

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”

The Partnership does not believe that its ongoing business is dependent upon a single customer of the Leasing Agent, although the loss of one or more of the Leasing Agent’s customers could have an adverse effect upon its business. One sub-lessee of the Leasing Agent generated more than 10% of the gross lease revenue earned on the Partnership equipment during 2007. Hamburg Sudamerikanische Dampfschifffahrts-Gesellschaft KG generated approximately 24%, or $635,143, of gross lease revenue. No single customer of the Leasing Agent generated more than 10% of the gross lease revenue earned on the Partnership equipment during 2006. Two sub-lessees of the Leasing Agent each generated more than 10% of the gross lease revenue earned on the Partnership equipment during 2005. Container Equipment Leasing generated 12%, or $467,036, and APL Company Pte Ltd (“APL”) generated approximately 12%, or $466,496, respectively.

(3)	Cash and Cash Equivalents

Cash equivalents include money market funds with original maturities of three months or less that invest in highly-liquid securities, such as U.S. Treasury obligations, repurchase agreements secured by U.S. Treasury obligations, and obligations whose principal and interest are backed by the U.S. Government. Cash equivalents are carried at cost which approximates fair value, and at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(4)	Net Lease Receivables due from the Leasing Agent

Net lease receivables at December 31, 2007 and 2006 comprised:

	December 31,	December 31,
	2007	2006
Gross lease receivables	$599,208	$694,051
Less:
Direct operating payables and accrued expenses	115,694	203,928
Base management fees payable	35,913	2,472
Reimbursed administrative expenses	9,622	12,559
Allowance for doubtful accounts	47,419	69,251

	208,648	288,210

Net lease receivables	$390,560	$405,841

Included within the amount of gross lease receivables are $9,427 and $7,141 in respect of amounts owed by the Leasing Agent in relation to the disposal of containers for the years ended December 31, 2007 and 2006, respectively.

Doubtful debt expense (credit) charged during the year was $17,919 and $9,991 for the years ended December 31, 2007 and 2006, respectively.

(5)	Damage Protection Plan

The Leasing Agent offers a repair service to several customers of the Partnership’s containers, whereby the customer pays an additional rental fee for the convenience of having the Partnership incur the repair expense for containers damaged while on lease. This fee is recorded as revenue when earned according to the terms of the rental contract. Repair costs, when incurred by this service, are included within direct operating expenses, a component of net lease revenue. The Partnership is not responsible in the event repair costs exceed predetermined limits, or for repairs that are required for damages not defined by the damage protection plan agreement.

(6)	Net Lease Revenue

Net lease revenue for 2007, 2006 and 2005 comprised:

	2007	2006	2005
Gross lease revenue	$2,652,625	$3,401,903	$3,944,642
Less:
Direct operating expenses	534,360	679,399	668,593
Base management fees (note 7)	183,230	235,007	270,813
Reimbursed administrative expenses (note 7):
Salaries	88,107	122,341	144,498
Other payroll related expenses	13,773	15,936	20,194
General administrative expenses	25,080	32,925	37,308

	126,960	171,202	202,000

	844,550	1,085,608	1,141,406

Net lease revenue	$1,808,075	$2,316,295	$2,803,236

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(6)  Net Lease Revenue (continued)
Contingent master lease rentals earned on Partnership equipment approximated $1,996,100, $2,278,254, and $2,459,090 of gross lease revenue, respectively, in the years ended December 31, 2007, 2006 and 2005, respectively.
As of December 31, 2007, the minimum lease rentals receivable on Partnership equipment in future years under non-cancelable term operating leases were:

2008	$469,151
2009	297,449
2010	262,562
2011	104,195
2012	48,716
2013 and thereafter	37,495

Total	$1,219,568

(7)	Related party transactions

The general partner, CCC, and its affiliates, the leasing agent are related parties of the partnership.

Base management fees are equal to 7% of the gross lease revenue earned on the Partnership equipment. Reimbursed administrative expenses are equal to the costs expended by CCC and its affiliates for services necessary for the prudent operation of the Partnership pursuant to the Partnership Agreement. The following compensation was paid or payable by the Partnership to CCC and the Leasing Agent for the years indicated:

	2007	2006	2005
Base management fees
Leasing Agent	$183,230	$235,007	$270,813

Reimbursed administrative expenses
CCC	16,897	22,208	26,474
Leasing Agent	110,063	148,994	175,526

	126,960	171,202	202,000

	$310,190	$406,209	$472,813

     The following compensation was payable to CCC and the Leasing Agent at December 31, 2007 and 2006:

	2007	2006
CCC	$1,199	$1,423
Leasing Agent	44,336	13,608

	$45,535	$15,031

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(8)	Limited Partners’ Capital

Cash distributions made to the limited partners during 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Cash Distribution from Operations	$1,746,304	$2,246,201	$2,293,150
Cash Distribution from Sales Proceeds	1,253,072	1,079,775	439,611

Total Cash Distributions	$2,999,376	$3,325,976	$2,732,761

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital at December 31, 2007, 2006 and 2005 was $6, $8 and $10, respectively. This is calculated by dividing the limited partners’ capital at the end of each year by 1,599,667, the total number of limited partnership units.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     Inapplicable.
Item 9A. Controls and Procedures
     See Item 9A(T).
Item 9A(T). Controls and Procedures
     The principal executive and principal financial officers of CCC have evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this report . As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and principal financial officers of CCC have concluded that the Partnership’s disclosure controls and procedures were effective such that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to CCC’s management, including CCC’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
The report called for by Item 308T(a) of Regulation S-K is incorporated herein by reference to the “Report of Management on Internal Control Over Financial Reporting” (“Management’s Report”), included in Part II, Item 8 “Financial Statements and Supplementary Data” in this report. Management’s Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.
There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information
     Inapplicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The Partnership, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at February 28, 2008, are as follows:

Name	Office
Dennis J. Tietz	President and Director

Peter J. Younger	Vice President and Director

John Kallas	Vice President, Secretary/Treasurer and Director

Frank P. Vaughan	Vice President, Chief Financial Officer and Director
     Dennis J. Tietz Mr. Tietz, 55, President and Director, is responsible for the general management of CCC. From 1986 until December 1998, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC’s investment programs. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.
     Mr. Tietz is a director of Cronos Ltd, the parent company of CCC. Prior to Cronos Ltd’s purchase of The Cronos Group’s assets and liabilities on August 1, 2007, Mr. Tietz served as the Chief Executive Officer and Chairman of the Board of Directors of The Cronos Group.
     Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD. Mr. Tietz served as Chairman of the International Institute of Container Lessors for its 2001 fiscal year, and currently sits on the Executive Committee of the Institute’s Board of Directors.
     Peter J. Younger Mr. Younger, 51, Vice President and Director, was elected to the Board of Directors of CCC in December 2005. From 1991 through December 2004, Mr. Younger served in various officer positions with the Leasing Agent, most recently as its managing Director. From 1987 to 1991, Mr. Younger served as Vice President and Controller of CCC. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co., Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.
     Mr. Younger was appointed President and Chief Executive Officer of Cronos Ltd on August 1, 2007. Prior to August 1, 2007, Mr. Younger served as The Cronos Group’s President and Chief Operating Officer in addition to being a member of The Cronos Group’s Board of Directors.
     John Kallas Mr. Kallas, 45, Vice President, Secretary/Treasurer and Director, is responsible for the administration of CCC’s container investment programs as well as treasury operations. Mr. Kallas was elected Vice President – Secretary/Treasurer on December 2007. Mr. Kallas joined the Board of Directors of CCC in November, 2000. Mr. Kallas served as CCC’s Chief Financial Officer from December 1993 to December 2007 and has held various accounting positions since joining CCC including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco, California.
     Mr. Kallas holds a Masters degree in Finance and Business Administration from St. Mary’s College, a B.S. degree in Business Administration from the University of San Francisco, and is a certified public accountant.
     Frank P. Vaughan Mr. Vaughan, 43, was first elected Vice President, Chief Financial Officer and Director of CCC in December 2007 and is currently responsible for CCC’s container investment programs’ accounting operations. See key management personnel of the Leasing Agent for further information.

     The key management personnel of the Leasing Agent at February 28, 2008, were as follows:

Name	Title
Frank P. Vaughan	Director and Secretary of Leasing Agent and Vice President, Chief Financial Officer of Cronos Ltd

John C. Kirby	Director of Leasing Agent and Vice President — Atlantic Region of Cronos Ltd.

Timothy W. Courtenay	Director
     Frank P. Vaughan Mr. Vaughan, 43, was appointed a Director of the Leasing Agent in November 2000. Based in the U.K., Mr. Vaughan is responsible for Cronos Ltd’s and the Leasing Agent’s financial operations. Mr. Vaughan joined the Leasing Agent in 1991 and has held various finance and accounting positions, including Director of Planning and Manager of Group Reporting. Prior to joining Cronos in 1991, Mr. Vaughan, was an accountant with the Automobile association in the U.K., from 1987 to 1991, where he worked in their insurance, travel, publishing, and member services divisions. Mr. Vaughan holds a Bachelor of Commerce degree, with honors, from University College Cork in Ireland, and is a qualified Chartered Management Accountant in the U.K.
     Mr. Vaughan was appointed Vice President and Chief Financial Officer and Secretary (USA) of Cronos Ltd on August 1, 2007. Prior to August 1, 2007, Mr. Vaughan served as The Cronos Group’s Senior Vice President and Chief Financial Officer.
     John C. Kirby Mr. Kirby, 54, is directly responsible for the Leasing Agent’s marketing operations in the Atlantic region, Mr. Kirby is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC and later the Leasing Agent, until his promotion to Vice President-Operations of the Leasing Agent in 1992. Mr. Kirby is also Senior Vice President of Cronos Ltd, the Leasing Agent’s corporate parent. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container Leasing Agent, as Technical Manager, based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.
     Timothy W. Courtenay Mr. Courtenay, 47, joined the Leasing Agent in 1995 and is based in the U.K. Mr. Courtenay serves as the Director of Risk Management. From 1988 to when he joined Cronos, Mr. Courtenay was a financial controller for a real estate firm based in London, England. Mr. Courtenay holds a B.A. degree, with honors, in Accountancy from Leeds University and is a qualified Chartered Management Accountant. Mr. Courtenay also holds a diploma in employment law.

Audit Committee
     The Partnership is governed by CCC pursuant to the terms and provisions of its Partnership Agreement. The business of CCC, in turn, is supervised by its board of directors, consisting of Dennis J. Tietz, John Kallas, Frank P. Vaughan and Peter J. Younger. All of the members of CCC’s board of directors are officers of CCC and therefore are not “independent” as defined by the rules of the SEC. The board of directors of CCC oversees the accounting and financial reporting processes of the Partnership and the audits of the financial statements of the Partnership.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     The Partnership has followed the practice of reporting acquisitions and dispositions of the Partnership’s units of limited partnership interests by CCC, its general partner. As CCC did not acquire or dispose of any of the Partnership’s units of limited partnership interests during the fiscal year ended December 31, 2007, no reports of beneficial ownership under Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed with the SEC.

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
     The Partnership does not pay or reimburse CCC or the Leasing Agent for any remuneration payable by them to their executive officers, directors or any other controlling persons. However, the Partnership does reimburse CCC and the Leasing Agent for certain services pursuant to the Partnership Agreement. These services include but are not limited to (i) salaries and related salary expenses for services which could be performed directly for the Partnership by independent parties, such as legal, accounting, transfer agent, data processing, operations, communications, duplicating and other such services; (ii) performing administrative services necessary to the prudent operations of the Partnership.
     The following table sets forth the fees the Partnership paid (on a cash basis) to CCC or the Leasing Agent (“CCL”) for the year ended December 31, 2007.

Cash Fees and
	Name	Description	Distributions
1)	CCL
Base management fees — equal to 7% of gross lease revenue from the leasing of containers subject to leases whereby the aggregate rental payments due during the initial term of the lease are less than the purchase price of the equipment subject to the lease pursuant to Section 4.3 of the Limited Partnership Agreement
$ 149,789

2)	CCC CCL
Reimbursed administrative expenses equal to the costs expended by CCC and it’s affiliates for services necessary to the prudent operation of the Partnership pursuant to Section 4.4 of the Limited Partnership Agreement
$ 17,122 $ 112,776

3)	CCC	Interest in Fund - 5% of distributions of distributable cash for any quarter pursuant to Section 6.1 of the Limited Partnership Agreement	$ 104,569

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
     (c) Security Ownership of Management
     The Partnership has no directors or officers. It is managed by CCC. CCC owns five units, representing 0.00031% of the total amount of units outstanding.
     (d) Changes in Control
     Inapplicable.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     (a) Transactions with Related Persons
     The Partnership’s only transactions with management and other related parties during 2007 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner, and its affiliates. See Item 11, “Executive Compensation,” herein.
     (b) Review, Approval or Ratification of Transactions with Related Persons
     Inapplicable.
     (c) Promoters and Certain Control Persons
     Inapplicable.
     (d) Director Independence
     The Partnership has no officers or directors. The directors of CCC, the general partner of the Partnership, are identified under Part III, Item 10, “Directors, Executive Officers and Corporate Governance” herein. None of the directors of CCC is “independent” within the meaning of relevant SEC and securities exchange definitions of the term.

Item 14. Principal Accountant Fees and Services
     CCC, on behalf of the Partnership, has appointed Deloitte & Touche LLP as the Partnership’s independent auditor for the fiscal year ending December 31, 2007. CCC’s board of directors has the authority to pre-approve audit related and non-audit services on behalf of the Partnership, that are not prohibited by law, to be performed by the Partnership’s independent auditors.
Audit Fees
     Audit fees represent fees for professional services provided in connection with the audit of the Partnership’s financial statements and review of its quarterly financial statements and audit services provided in connection with its statutory or regulatory filings. The Partnership incurred fees of $53,086 and $41,789 during the fiscal years ending December 31, 2007 and 2006, respectively, for these audit services.
Audit-Related Fees
     The Partnership did not incur audit-related fees during the fiscal years ending December 31, 2007 and 2006. Typically, audit-related fees, if incurred, would consist of fees for accounting consultations and other attestation services.
Tax Fees
     The Partnership did not incur tax fees during the fiscal years ending December 31, 2007 and 2006. Typically, tax fees, if incurred, would consist of fees for compliance services, tax advice and tax planning.
All Other Fees
     The Partnership did not incur any other fees for services provided by its independent auditor during the fiscal years ending December 31, 2007 and 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     All schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.

     (3) Exhibits

Exhibit
No.		Description	Method of Filing

3	(a)	Limited Partnership Agreement of the Partnership, amended and restated as of December 28, 1995	(a)

3	(b)	Certificate of Limited Partnership	(b)

10		Form of Leasing Agent Agreement with Cronos Containers Limited	(c)

31.1		Rule 13a-14 Certification	Filed with this document

31.2		Rule 13a-14 Certification	Filed with this document

32		Section 1350 Certification	Filed with this document (d)

(a)	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

(b)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

(c)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

(d)	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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
Date: March 7, 2008
     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Partnership, in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis J. Tietz Dennis J. Tietz	President and Director of Cronos Capital Corp. (“CCC”) (Principal Executive Officer of CCC)	March 7, 2008

/s/ John Kallas John Kallas	Vice President - Secretary/Treasurer and Director of CCC	March 7, 2008

/s/ Frank P. Vaughan Frank P. Vaughan	Vice President, Chief Financial Officer and Director of CCC (Principal Financial and Accounting Officer of CCC)	March 7, 2008

/s/ Peter J. Younger Peter J. Younger	Vice President and Director of CCC	March 7, 2008

Exhibit Index

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Partnership, amended and restated as of December 28, 1995	(a)

3(b)	Certificate of Limited Partnership	(b)

10	Form of Leasing Agent Agreement with Cronos Containers Limited	(c)

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document (d)

(a)	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

(b)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

(c)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

(d)	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.