Form 10-Q
period 2008-06-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 2008-08-08
CIK 1002519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Report on Form 10-Q for the Quarterly Period
Ended June 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are Cronos Global Income Fund XVI, L.P.’s (the “Partnership”) condensed balance sheets as of June 30, 2008 and December 31, 2007, condensed statements of income for the three and six months ended June 30, 2008 and 2007, and condensed statements of cash flows for the six months ended June 30, 2008 and 2007, (collectively the “Financial Statements”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2007 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of income for such interim periods are not necessarily indicative of the results for the full year.

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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents, includes $920,211 at June 30, 2008 and $816,160 at December 31, 2007 in interest-bearing accounts	$935,211	$831,160
Net lease receivables due from Leasing Agent	392,847	390,560
Direct finance lease receivables, due from Leasing Agent within one year, net	12,735	—

Total current assets	1,340,793	1,221,720

Direct finance lease receivables, due from Leasing Agent after one year, net	8,090	—

Container rental equipment, at cost	20,403,504	22,530,005
Less accumulated depreciation	(13,704,677)	(14,533,680)

Net container rental equipment	6,698,827	7,996,325

Total assets	$8,047,710	$9,218,045

Partners’ capital
Partners’ capital (deficit):
General partner	$48	$(24,596)
Limited partners	8,047,662	9,242,641

Total partners’ capital	$8,047,710	$9,218,045

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net lease revenue from Leasing Agent	$370,093	$436,618	$814,203	$886,178

Other operating income (expenses):
Depreciation	(340,984)	(377,445)	(674,087)	(770,172)
Other general and administrative expenses	(39,091)	(34,499)	(77,166)	(61,770)
Net gain on disposal of equipment	30,667	28,500	41,845	33,632

	(349,408)	(383,444)	(709,408)	(798,310)

Income from operations	20,685	53,174	104,795	87,868

Other income:
Interest income	1,103	10,563	4,137	23,933

Net income	$21,788	$63,737	$108,932	$111,801

Allocation of net income (loss):
General partner	$41,947	$49,134	$70,834	$75,255
Limited partners	(20,159)	14,603	38,098	36,546

	$21,788	$63,737	$108,932	$111,801

Limited partners’ per unit share of net (loss) income	$(0.01)	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2008	2007
Net cash provided by operating activities	$806,519	$913,830

Cash flows from investing activities:
Proceeds from sale of container rental equipment	576,799	484,076

Cash flows from financing activities:
Distributions to general partner	(46,190)	(59,310)
Distributions to limited partners	(1,233,077)	(1,746,304)

Net cash used in financing activities	(1,279,267)	(1,805,614)

Net increase (decrease) in cash and cash equivalents	104,051	(407,708)

Cash and cash equivalents at the beginning of the period	831,160	1,203,374

Cash and cash equivalents at the end of the period	$935,211	$795,666

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

In April 2008, the Partnership commenced its 13th year of operations continued its liquidation phase, wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At June 30, 2008, approximately 71% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue generated, and the level of operating costs relative to this revenue. CCC will also consider the impact of a projected increase in expenses associated with the introduction of the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. The Partnership is required to be in compliance with Section 404 for the year ending December 31, 2008, however, the SEC has extended the requirement for auditor attestation compliance to fiscal years ending on or after December 15, 2009.

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

The Leasing Agent leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years) and periodically under direct finance leases. Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations, and rentals are charged and recognized based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are variable and contingent upon the number of containers used.

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

Direct finance leases are long-term in nature, usually ranging from three to seven years, and require relatively low levels of customer service. They ordinarily require fixed payments over a defined period and provide customers with an option to purchase the subject containers at the end of the lease term. Per-diem rates include an element of repayment of capital and therefore are usually higher than rates charged under either term or master leases.
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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis of projected future cash flows from container rental equipment operations is prepared annually, or upon material changes in market conditions. The primary variables utilized in the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire container fleet rather than for each container type or individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges recorded against the carrying value of container rental equipment for the six-month periods ended June 30, 2008 and 2007.

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

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”, which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Partnership elected to defer adoption of SFAS 157 for such items and does not currently anticipate that adoption for non-financial assets and liabilities in 2009 will have a material impact to the financial statements. The Partnership adopted the effective provisions of SFAS 157 as of January 1, 2008. There was no impact to the condensed interim financial statements upon adoption. At June 30, 2008, the Partnership did not have any financial assets or liabilities that were subject to the expanded disclosures regarding fair value measurements, consequently adoption had no disclosure impact.
(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(h)	Accounting pronouncements not yet adopted

In May 2008 the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Partnership does not believe adoption of SFAS 162 will have an impact on the financial statements.
(2)	Net Lease Receivables Due from Leasing Agent
Net lease receivables due from Leasing Agent at June 30, 2008 and December 31, 2007 comprised:

	June 30,	December 31,
	2008	2007
Gross lease receivables	$629,093	$599,208
Less:
Direct operating payables and accrued expenses	140,603	115,694
Base management fees payable	31,095	35,913
Reimbursed administrative expenses	10,480	9,622
Allowance for doubtful accounts	54,068	47,419

	236,246	208,648

Net lease receivables due from Leasing Agent	$392,847	$390,560

Included within the amount of gross lease receivables are $88,457 and $9,427 in respect of amounts owed by the Leasing Agent in relation to the disposal of containers for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.
(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(3) Net Lease Revenue
     Net lease revenue for the three and six-month periods ended June 30, 2008 and 2007 comprised:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Gross lease revenue	$545,287	$666,093	$1,128,991	$1,364,447
Less:
Direct operating expenses	108,113	150,078	179,987	315,441
Base management fees	37,484	46,577	77,682	94,954
Reimbursed administrative expenses
Salaries	22,750	22,648	43,275	45,996
Other payroll related expenses	2,234	3,390	4,753	7,782
General and administrative expenses	4,613	6,782	9,091	14,096

Total reimbursed administrative expenses	29,597	32,820	57,119	67,874

	175,194	229,475	314,788	478,269

Net lease revenue	$370,093	$436,618	$814,203	$886,178

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
A summary of gross lease revenue earned by each Partnership container type for the three and six-month periods ended June 30, 2008 and 2007 follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Dry cargo containers	$420,345	$483,989	$847,440	$989,636
Refrigerated containers	77,943	143,664	194,979	296,271
Tank containers	46,999	38,440	86,572	78,540

Total	$545,287	$666,093	$1,128,991	$1,364,447

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
(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(5) Limited Partners’ Capital
     Cash distributions made to the limited partners for the six-month periods ended June 30, 2008 and 2007 were as follows:

	Six Months Ended
	June 30,	June 30,
	2008	2007
Cash Distribution from Operations	$793,168	$979,797
Cash Distribution from Sales Proceeds	439,909	766,507

Total Cash Distributions	$1,233,077	$1,746,304

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.
The limited partners’ per unit share of capital at June 30, 2008 and December 31, 2007 was $5 and $6, respectively. This is calculated by dividing the limited partners’ capital at the end of June 30, 2008 and December 31, 2007 by 1,599,667, the total number of outstanding limited partnership units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2007 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
Results of Operations
Overview
     Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. A Leasing Agent Agreement (“the Agreement”) exists between the Partnership and the Leasing Agent, whereby the Leasing Agent is responsible for managing the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Agent leases, manages and re-leases the Partnership’s containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Agreement permits the Leasing Agent to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Agent and its affiliates, as part of a single fleet operated without regard to ownership.
     The Partnership derives revenues from dry cargo, refrigerated and tank containers that are used by its customers in global trade routes. As of June 30, 2008, the Partnership operated 3,020 twenty-foot, 995 forty-foot and 1,578 forty-foot high-cube marine dry cargo containers, as well as 52 twenty-foot and 126 forty-foot high-cube refrigerated containers, and 51 twenty-four thousand-liter tanks.
     The following table summarizes the composition of the Partnership’s operating lease fleet (based on container type) at June 30, 2008:

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	2,222	741	1,206	26	63	20
Term lease
Short term[1]	309	79	68	5	5	11
Long term[2]	372	122	181	7	31	14

	681	201	249	12	36	25

Subtotal	2,903	942	1,455	38	99	45
Containers off lease	117	53	123	14	27	6

Total container fleet	3,020	995	1,578	52	126	51

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before June 2009.

2.	Long term leases represent term leases, the majority of which will expire between July 2009 and December 2019.
     The primary component of the Partnership’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from gross lease revenues generated from the leasing of the Partnership’s containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Partnership’s fleet. Direct operating expenses are direct costs associated with the Partnership’s containers. Direct operating expenses may be categorized as follows:
•	Activity-related expenses, including agent and depot costs such as repairs, maintenance and handling;

•	Inventory-related expenses for off-hire containers, comprising storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered and the frequency and size of repositioning moves undertaken; and

•	Legal and other expenses, including legal costs related to the recovery of containers and doubtful accounts, insurance and provisions for doubtful accounts.

     At June 30, 2008, approximately 71% of the original equipment remained in the Partnership’s fleet, compared to approximately 75% at December 31, 2007. The following table details the proportion of the fleet remaining by product:

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot				40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		High-Cube		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	4,553	100%	1,500	100%	1,750	100%	90	100%	300	100%	52	100%
Less disposals	1,533	34%	505	34%	172	10%	38	42%	174	58%	1	2%

Remaining fleet at
June 30, 2008	3,020	66%	995	66%	1,578	90%	52	58%	126	42%	51	98%

     In the course of the last twelve months, the average lease per-diem rate for the combined Partnership fleet declined by 10%. This decline may be attributed to a number of factors:
▪	The Leasing Agent extended certain expiring leases at lower rental rates;

▪	Off hire containers were placed on leases at rates that, although they resulted in a reduction in the average per-diem rental rates, also significantly lowered inventory levels; and

▪	The overall lease market for the Partnership’s older containers continues to be very competitive and, therefore, subject to significant pricing pressures.
     As a result of these changes and other market factors, the average utilization rate for the combined Partnership fleet was 2% higher in the second quarter of 2008 than in the corresponding period of 2007. The level of direct operating expenses declined in line with the reduction in inventories of off hire containers.
     The Partnership’s average fleet size and utilization rates for the six-month periods ended June 30, 2008 and 2007 were as follows:

	Six Months Ended
	June 30,	June 30,
	2008	2007
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	8,371	9,138
Refrigerated containers	356	447
Tank containers	51	51

Average utilization rates
Dry cargo containers	97%	88%
Refrigerated containers	80%	79%
Tank containers	93%	95%
     The sale of the Partnership’s off-hire containers is in accordance with one of the Partnership’s original investment objectives, which was to realize the residual value of its containers after the expiration of their useful lives, estimated to be between 12 and 15 years after placement in service. The sale of these containers has positively affected the Partnership’s results from operations and minimized storage and other inventory-related costs incurred for its off-hire containers. The secondary market demand for used containers remained favorable during the first quarter of 2008. Changes in future inventory levels, as well as significant fluctuations in new container prices, may affect sales proceeds realized on the sale of the Partnership’s remaining containers. The price of a new twenty-foot dry cargo container increased from approximately $2,000 at the end of 2007 to $2,500 by the end of the second quarter of 2008. The volatility in new container pricing is expected throughout the remainder of 2008.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     Overview
     Net income for the three months ended June 30, 2008 was $21,788, a decrease of $41,949, or 66% lower than net income for the corresponding period in the prior year due primarily to the decrease in net lease revenue.
     Analysis and discussion
     Net lease revenue was $370,093 for the three months ended June 30, 2008 compared to $436,618 for the same period in the prior year. The decline was primarily due to a $120,086 decrease in gross lease revenue (a component of net lease revenue), reflecting the Partnership’s smaller fleet size. This was partly offset by a $41,945 reduction in direct operating expenses (a component of net lease revenue) as both activity-related and inventory-related expenses decreased in line with the decline in inventories of off-hire containers.
     Depreciation expense of $340,984 for the three months ended June 30, 2008 declined by $36,461, or 10%, when compared to the corresponding period in 2007, a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses amounted to $39,091 for the three-month period ended June 30, 2008, an increase of $4,592, or 13%, when compared to the same period in 2007. The increase was attributable to higher fees for audit and banking services.
     Net gains on disposal of equipment for the three months ended June 30, 2008 was $30,667, compared to $28,500 for the corresponding period in 2007. The Partnership disposed of 190 containers, compared to 163 containers during the same three-month period in 2007.
     The net gain on container disposals in the three-month period ended June 30, 2008 was a result of various factors, including age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     Overview
     Net income for the six months ended June 30, 2008 was $108,932, a decrease of $2,869, or 3% lower than net income for the corresponding period in the prior year. The primary changes between the two periods included the impact of:
▪	a decline in gross lease revenue, in line with the reduction in the size of the fleet; and

▪	a decline in direct operating expenses and a slight increase in the level of gains recorded on the disposal of equipment at the end of its useful maritime life.
     Analysis and discussion
     Net lease revenue was $814,203 for the six months ended June 30, 2008 compared to $886,178 for the same period in the prior year. The decline was primarily due to a $235,456 decrease in gross lease revenue (a component of net lease revenue), reflecting the Partnership’s smaller fleet size. This was partly offset by a $135,454 reduction in direct operating expenses (a component of net lease revenue) as both activity-related and inventory-related expenses decreased in line with the decline in inventories of off-hire containers.
     Depreciation expense of $674,087 for the six months ended June 30, 2008 declined by $96,085, or 12%, when compared to the corresponding period in 2007, a direct result of the Partnership’s declining fleet size.

     Other general and administrative expenses amounted to $77,166 for the six-month period ended June 30, 2008, an increase of $15,396, or 25%, when compared to the same period in 2007. The increase was attributable to higher fees for audit and banking services.
     Net gains on disposal of equipment for the six months ended June 30, 2008 was $41,845, compared to $33,632 for the corresponding period in 2007. The Partnership disposed of 334 containers, compared to 345 containers during the same six-month period in 2007.
Liquidity and Capital Resources
     During the Partnership’s first 10 years of operations, the Partnership’s primary objective was to generate cash flow from operations for distribution to its limited partners. The Partnership relies primarily on container rental receipts to meet this objective. Cash generated from container sales proceeds are distributed to the partners. No credit lines are maintained to finance working capital. Commencing in April 2007, the Partnership entered its liquidation phase, wherein CCC began to focus its attention on the retirement of the remaining equipment in the Partnership’s container fleet, in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be 15 years after placement in leased service.
     In April 2008, the Partnership commenced its 13th year of operations and continued its liquidation phase. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue generated, and the level of fixed operating costs relative to this revenue. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
     At June 30, 2008, the Partnership had $935,211 in cash and cash equivalents, an increase of $104,051 from cash balances at December 31, 2007. The Partnership invests its cash balances in money market funds.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $806,519 during the six months ended June 30, 2008, compared to $913,830 for the same six-month period in 2007.
     Cash from Investing Activities: Net cash provided by investing activities was $576,799 during the six months ended June 30, 2008, compared to $484,076 in the corresponding period of 2007. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $1,279,267 during the six months ended June 30, 2008, compared to $1,805,614 during the six months ended June 30, 2007. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.

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
Item 4. Controls and Procedures
     See Item 4T.
Item 4T. Controls and Procedures
     The principal executive and principal financial officers of CCC have evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and principal financial officers of CCC have concluded that the Partnership’s disclosure controls and procedures were effective such that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to CCC’s management, including CCC’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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
Date: August 8, 2008

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