Form 10-Q
period 2008-09-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 2008-11-05
CIK 1002519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

CRONOS GLOBAL INCOME FUND XVI, L.P.
Report on Form 10-Q for the Quarterly Period
Ended September 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are Cronos Global Income Fund XVI, L.P.’s (the “Partnership”) condensed balance sheets as of September 30, 2008 and December 31, 2007, condensed statements of income for the three and nine months ended September 30, 2008 and 2007, and condensed statements of cash flows for the nine months ended September 30, 2008 and 2007 (collectively the “Financial Statements”), prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2007 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of income for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents, includes $908,268 at September 30, 2008 and $816,160 at December 31, 2007 in interest-bearing accounts	$923,268	$831,160
Net lease receivables due from Leasing Agent	373,284	390,560
Direct finance lease receivables, due from Leasing Agent within one year, net	19,441	—

Total current assets	1,315,993	1,221,720

Direct finance lease receivables, due from Leasing Agent after one year, net	21,566	—

Container rental equipment, at cost	19,207,324	22,530,005
Less accumulated depreciation	(13,118,633)	(14,533,680)

Net container rental equipment	6,088,691	7,996,325

Total assets	$7,426,250	$9,218,045

Partners’ capital

Partners’ capital (deficit):
General partner	$486	$(24,596)
Limited partners	7,425,764	9,242,641

Total partners’ capital	$7,426,250	$9,218,045

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net lease revenue from Leasing Agent	$397,201	$445,352	$1,211,404	$1,331,530

Other operating income (expenses):
Depreciation	(321,888)	(353,312)	(995,975)	(1,123,484)
Other general and administrative expenses	(38,614)	(24,739)	(115,780)	(86,509)
Net gain (loss) on disposal of equipment	50,682	(3,405)	92,527	30,227

	(309,820)	(381,456)	(1,019,228)	(1,179,766)

Income from operations	87,381	63,896	192,176	151,764

Other income:
Interest income	1,059	8,691	5,196	32,624

Net income	$88,440	$72,587	$197,372	$184,388

Allocation of net income:
General partner	$23,815	$14,581	$94,649	$89,836
Limited partners	64,625	58,006	102,723	94,552

	$88,440	$72,587	$197,372	$184,388

Limited partners’ per unit share of net income	$0.04	$0.04	$0.06	$0.06

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2008	2007

Net cash provided by operating activities	$1,159,128	$1,276,086

Cash flows from investing activities:
Proceeds from sale of container rental equipment	922,147	771,116

Cash flows from financing activities:
Distributions to general partner	(69,567)	(83,349)
Distributions to limited partners	(1,919,600)	(2,386,170)

Net cash used in financing activities	(1,989,167)	(2,469,519)

Net increase (decrease) in cash and cash equivalents	92,108	(422,317)

Cash and cash equivalents at the beginning of the period	831,160	1,203,374

Cash and cash equivalents at the end of the period	$923,268	$781,057

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(1)	Summary of Significant Accounting Policies
(a)	Nature of Operations

Cronos Global Income Fund XVI, L.P. (the “Partnership”) is a limited partnership that was organized under the laws of the State of California on September 1, 1995, for the purpose of owning and leasing dry and specialized marine cargo containers to ocean carriers. The Partnership commenced operations on March 29, 1996, when the minimum subscription proceeds of $2,000,000 were received from over 100 subscribers (excluding from such count, Pennsylvania residents, Cronos Capital Corp. (“CCC”), and all affiliates of CCC). On February 3, 1997, CCC suspended the offer and sale of units in the Partnership. The offering terminated on December 27, 1997, at which time 1,599,667 limited partnership units had been sold.

CCC, the general partner, and its affiliate, Cronos Containers Limited (the “Leasing Agent”), manage the business of the Partnership. CCC and the Leasing Agent also manage the container leasing business for other partnerships affiliated with CCC.

In April 2008, the Partnership commenced its 13th year of operations and continued its liquidation phase, wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At September 30, 2008, approximately 69% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue generated, and the level of operating costs relative to this revenue. CCC will also consider the impact of a projected increase in expenses associated with the introduction of the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. The Partnership is required to be in compliance with Section 404 for the year ending December 31, 2008, however, the SEC requirement for auditor attestation compliance only applies to the fiscal year ending December 31, 2009.

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

Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations. Rentals are charged and recognized based upon the number of containers used and the applicable per-diem rate, and accordingly, rentals under master leases are variable and contingent upon the number of containers used.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis of projected future cash flows from container rental equipment operations is prepared annually, or upon material changes in market conditions. The primary variables utilized in the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire container fleet rather than for each container type or individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges recorded against the carrying value of container rental equipment for the nine-month periods ended September 30, 2008 and 2007.

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

(g)	Accounting pronouncements adopted during the period

On February 15, 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. On January 1, 2008 the Partnership adopted SFAS 159, however, the Partnership has elected not to use the fair value option for any of its existing financial assets and liabilities and consequently, its adoption has had no impact.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”, which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Partnership elected to defer adoption of SFAS 157 for such items and does not currently anticipate that adoption for non-financial assets and liabilities in 2009 will have a material impact to the financial statements. The Partnership adopted the effective provisions of SFAS 157 as of January 1, 2008. At September 30, 2008, the Partnership did not have any financial assets or liabilities that were subject to the expanded disclosures regarding fair value measurements; consequently its adoption has had no disclosure impact.
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
(2)	Net Lease Receivables Due from Leasing Agent

Net lease receivables due from Leasing Agent at September 30, 2008 and December 31, 2007 comprised:

	September 30,	December 31,
	2008	2007

Gross lease receivables	$583,987	$599,208
Less:
Direct operating payables and accrued expenses	115,183	115,694
Base management fees payable	31,087	35,913
Reimbursed administrative expenses	6,994	9,622
Allowance for doubtful accounts	57,439	47,419

	210,703	208,648

Net lease receivables due from Leasing Agent	$373,284	$390,560

Included within the amount of gross lease receivables are $82,039 and $9,427 in respect of amounts owed by the Leasing Agent in relation to the disposal of containers for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.
(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue

Net lease revenue for the three and nine-month periods ended September 30, 2008 and 2007 comprised:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Gross lease revenue	$541,226	$656,466	$1,670,217	$2,020,913
Less:
Direct operating expenses	84,573	134,914	264,560	450,355
Base management fees	37,407	44,764	115,089	139,718
Reimbursed administrative expenses
Salaries	16,696	23,285	59,971	69,281
Other payroll related expenses	1,410	2,322	6,163	10,104
General and administrative expenses	3,939	5,829	13,030	19,925

Total reimbursed administrative expenses	22,045	31,436	79,164	99,310

	144,025	211,114	458,813	689,383

Net lease revenue	$397,201	$445,352	$1,211,404	$1,331,530

(4)	Operating Segment

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

A summary of gross lease revenue earned by each Partnership container type for the three and nine-month periods ended September 30, 2008 and 2007 follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Dry cargo containers	$418,447	$475,589	$1,265,887	$1,465,225
Refrigerated containers	82,867	141,718	277,846	437,989
Tank containers	39,912	39,159	126,484	117,699

Total	$541,226	$656,466	$1,670,217	$2,020,913

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).
(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(5)	Limited Partners’ Capital

Cash distributions made to the limited partners for the nine-month periods ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash Distribution from Operations	$1,179,753	$1,393,044
Cash Distribution from Sales Proceeds	739,847	993,126

Total Cash Distributions	$1,919,600	$2,386,170

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital at September 30, 2008 and December 31, 2007 was $4.64 and $5.78, respectively. This is calculated by dividing the limited partners’ capital at the end of September 30, 2008 and December 31, 2007 by 1,599,667, the total number of outstanding limited partnership units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2007 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
Results of Operations
Overview
     Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. A Leasing Agent Agreement (the “Agreement”) exists between the Partnership and the Leasing Agent, whereby the Leasing Agent is responsible for managing the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Agent leases, manages and re-leases the Partnership’s containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Agreement permits the Leasing Agent to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Agent and its affiliates, as part of a single fleet operated without regard to ownership.
     The Partnership derives revenues from dry cargo, refrigerated and tank containers that are used by its customers in global trade routes.
     The following table summarizes the composition of the Partnership’s operating lease fleet (based on container type) at September 30, 2008:

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	2,039	688	1,148	23	54	22
Term lease
Short term[1]	301	71	72	5	5	15
Long term[2]	480	161	247	1	29	12

	781	232	319	6	34	27

Subtotal	2,820	920	1,467	29	88	49
Containers off lease	109	44	99	4	23	2

Total container fleet	2,929	964	1,566	33	111	51

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before September 2009.

2.	Long term leases represent term leases, the majority of which will expire between October 2009 and December 2019.
     At September 30, 2008, approximately 69% of the original equipment remained in the Partnership’s fleet, compared to approximately 75% at December 31, 2007. The following table details the proportion of the operating lease fleet remaining by product:

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot				40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		High-Cube		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	4,553	100%	1,500	100%	1,750	100%	90	100%	300	100%	52	100%
Less disposals	1,624	36%	536	36%	184	11%	57	63%	189	63%	1	2%

Remaining fleet at September 30, 2008	2,929	64%	964	64%	1,566	89%	33	37%	111	37%	51	98%

     The primary component of the Partnership’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from gross lease revenues generated from the leasing of the Partnership’s containers. Gross lease revenue is directly related to the size, utilization and per-diem rental rates of the Partnership’s fleet. Direct operating expenses are direct costs associated with the Partnership’s containers. Direct operating expenses may be categorized as follows:
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
     In the course of the last twelve months, the average lease per-diem rate for the combined Partnership fleet declined by 9%. This decline may be attributed to a number of factors:
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
     As a result of these changes and other market factors, the average utilization rate for the combined Partnership fleet was 2% higher in the third quarter of 2008 than in the corresponding period of 2007. The level of direct operating expenses declined in line with the reduction in inventories of off hire containers.
     The Partnership’s average fleet size and utilization rates for the nine-month periods ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	8,278	9,034
Refrigerated containers	333	437
Tank containers	51	51
Average utilization rates
Dry cargo containers	97%	90%
Refrigerated containers	81%	80%
Tank containers	93%	96%
     The sale of the Partnership’s off-hire containers is in accordance with one of the Partnership’s original investment objectives, which was to realize the residual value of its containers after the expiration of their useful lives, estimated to be between 12 and 15 years after placement in service. The sale of these containers has positively affected the Partnership’s results from operations and minimized storage and other inventory-related costs incurred for its off-hire containers. The secondary market demand for used containers remained favorable during the first quarter of 2008. Changes in future inventory levels, as well as significant fluctuations in new container prices, may affect sales proceeds realized on the sale of the Partnership’s remaining containers. The price of a new twenty-foot dry cargo container increased from approximately $2,000 at the end of 2007 to $2,470 by the end of the third quarter of 2008. The volatility in new container pricing is expected throughout the remainder of 2008.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
Overview
     Net income for the three months ended September 30, 2008 was $88,440, an increase of $15,853, or 22%, when compared to the corresponding period in the prior year due primarily to an increase in the levels of gains recorded on the disposal of equipment at the end of its useful maritime life and a decline in the levels of net lease revenues that was in line with the reduction in the size of the fleet.
Analysis and discussion
     Net lease revenue was $397,201 for the three months ended September 30, 2008 compared to $445,352 for the same period in the prior year. The decline was primarily due to a $115,240 decrease in gross lease revenue (a component of net lease revenue), reflecting the Partnership’s smaller fleet size and a 4% decline in the dry cargo container per-diem rental rates. This was partly offset by:
•	a $50,341 reduction in direct operating expenses (a component of net lease revenue) as both activity-related and inventory-related expenses decreased in line with the decline in inventories of off-hire containers; and

•	a $9,391 reduction in reimbursed administrative expenses (a component of net lease revenue) as a result of smaller fleet size and a decrease in expenses incurred by CCC and its affiliates. Reimbursed administrative expenses are costs expended by CCC and its affiliates for services necessary for the prudent operation of the Partnership pursuant to the Limited Partnership Agreement.
     Depreciation expense of $321,888 for the three months ended September 30, 2008 declined by $31,424, or 9%, when compared to the corresponding period in 2007, a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses amounted to $38,614 for the three-month period ended September 30, 2008, an increase of $13,875, or 56%, when compared to the same period in 2007. The increase was attributable to higher fees for third-party investor administration services and audit services.
     Net gains on disposal of equipment for the three months ended September 30, 2008 was $50,682, compared to a net loss of $3,405 for the corresponding period in 2007. The increase was primarily due to higher average sales proceeds and lower average net book value from an additional year of expensed depreciation. The Partnership disposed of 168 containers, compared to 170 containers during the same three-month period in 2007.
     The net gain on container disposals in the three-month period ended September 30, 2008 was a result of various factors, including age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
Overview
     Net income for the nine months ended September 30, 2008 was $197,372, an increase of $12,984, or 7%, when compared to the corresponding period in the prior year due primarily to an increase in the levels of gains recorded on the disposal of equipment at the end of its useful maritime life and a decline in the levels of net lease revenues that was in line with the reduction in the size of the fleet.

Analysis and discussion
     Net lease revenue was $1,211,404 for the nine months ended September 30, 2008 compared to $1,331,530 for the same period in the prior year. The decline was primarily due to a $350,696 decrease in gross lease revenue (a component of net lease revenue), reflecting the Partnership’s smaller fleet size and a 7% decline in the dry cargo container per-diem rental rates. This was partly offset by:
•	a $185,795 reduction in direct operating expenses (a component of net lease revenue) as both activity-related and inventory-related expenses decreased in line with the decline in inventories of off-hire containers; and

•	a $20,146 reduction in reimbursed administrative expenses (a component of net lease revenue) as a result of smaller fleet size and a decrease in expenses incurred by CCC and its affiliates. Reimbursed administrative expenses are costs expended by CCC and its affiliates for services necessary for the prudent operation of the Partnership pursuant to the Limited Partnership Agreement.
     Depreciation expense of $995,975 for the nine months ended September 30, 2008 declined by $127,509, or 11%, when compared to the corresponding period in 2007, a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses amounted to $115,780 for the nine-month period ended September 30, 2008, an increase of $29,271, or 34%, when compared to the same period in 2007. The increase was attributable to higher fees for third-party investor administration services and audit services.
     Net gains on disposal of equipment for the nine months ended September 30, 2008 was $92,527, compared to $30,227 for the corresponding period in 2007. The increase was primarily due to higher average sales proceeds and lower average net book value from an additional year of expensed depreciation. The Partnership disposed of 502 containers, compared to 515 containers during the same nine-month period in 2007.
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
     At September 30, 2008, the Partnership had $923,268 in cash and cash equivalents, an increase of $92,108 from cash balances at December 31, 2007. As of the filing date, the Partnership held its cash on deposit in an operating bank account. The Partnership will review its investment strategy for cash balances on a periodic basis but for the immediate future it will hold all available balances on deposit in operating bank accounts.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $1,159,128 during the nine months ended September 30, 2008, compared to $1,276,086 for the same nine-month period in 2007.
     Cash from Investing Activities: Net cash provided by investing activities was $922,147 during the nine months ended September 30, 2008, compared to $771,116 in the corresponding period of 2007. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $1,989,167 during the nine months ended September 30, 2008, compared to $2,469,519 during the nine months ended September 30, 2007. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
Critical Accounting Policies
     The Partnership’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Partnership has identified three policies as being significant because they require the Partnership to make subjective and/or complex judgments about matters that are inherently uncertain. These policies include the following:
•	Container equipment — depreciable lives and residual values.

•	Container equipment — recoverability and valuation in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”.

•	Allowance for doubtful accounts.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submissions of Matters to a Vote of Security Holders
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
Date: November 5, 2008

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