Form 10-K
period 2008-12-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 2009-03-06
CIK 1002519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Documents Incorporated by Reference
Prospectus of Cronos Global Income Fund XVI, L.P., dated December 28, 1995 included as part of Registration Statement on Form S-1 (No. 33-98290) and supplement thereto dated February 6, 1997.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Report on Form 10-K for the Fiscal Year
Ended December 31, 2008

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
     The general partner of the Partnership is CCC. CCC and other affiliated companies are now wholly-owned by Cronos Ltd, a Bermuda exempted company (the “Parent Company”) and are collectively referred to as the “Group.” The leasing activities of the Group are managed through the Parent Company’s subsidiary in the United Kingdom, Cronos Containers Limited (the “Leasing Agent”). The Leasing Agent manages the leasing operations of all equipment owned by the Group on its own behalf or on behalf of other container owners, including all programs organized by CCC.
     On October 9, 1995, the Leasing Agent entered into an agreement (the “ Leasing Agent Agreement”) with the Partnership whereby the parties contracted for the Leasing Agent to manage the leasing operations for all equipment owned by the Partnership.

     Prior to August 1, 2007, the parent company of CCC was The Cronos Group (“TCG”). TCG announced on February 28, 2007, that it had entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with CRX Acquisition Ltd. (“CRX”) and FB Transportation Capital LLC, a Delaware limited liability company (“FB Transportation”). Under the terms of the Asset Purchase Agreement, and subject to the conditions stated therein, TCG agreed to sell all of its assets to CRX and CRX agreed to assume all of TCG’s liabilities. FB Transportation is an affiliate of Fortis Bank S.A. / N.V (“Fortis Belgium”).
     At a special meeting held August 1, 2007, TCG’s shareholders approved the Asset Purchase Agreement and the transactions contemplated thereunder, including TCG’s dissolution and liquidation. The sale of TCG’s assets and liabilities to CRX occurred later that same day. Promptly following the closing, TCG changed its name to CRG Liquidation Company, and CRX changed its name to Cronos Ltd. – the Parent Company.
     The container leasing business of TCG has been continued by the Parent Company as a private company. Management of TCG has continued as the management of the Parent Company and acquired an equity interest in the Parent Company at closing.
     See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for discussion of recent developments of the Partnership’s business.
     For information concerning the Partnership’s owned containers, see Item 2, “Properties”.
     (b) Narrative Description of Business
     A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum risk of loss from damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and containership fittings adopted by the International Standards Organization (“ISO”) in 1968. The standard dry marine cargo container is either 20’ long x 8’ wide x 8’6” high (one twenty-foot equivalent unit (“TEU”), the standard unit of physical measurement in the container industry) or 40’ long x 8’ wide x 8’6” high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired efficiently throughout the world. This standardization is the foundation on which the container industry has developed.
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
     The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960’s, resulting in an increased demand for containers. The world’s container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 28 million TEU by the end of 2008. The container leasing business is cyclical, and depends largely upon the rate of growth in the volume of world trade.
Benefits of Leasing
     The container fleets of leasing companies represent approximately 41% of the world’s container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleet of containers by leasing a portion of their equipment from container leasing companies and, in doing so, achieve the following financial and operational benefits:
•	Leasing provides shipping lines with the flexibility to respond to rapidly changing market opportunities as they arise without relying exclusively on their own containers;

•	Leasing allows shipping lines to respond to changing seasonal and trade route demands, thereby optimizing their capital investment and minimizing storage costs;

•	Leasing enables shipping lines to expand their trade routes and market shares at a relatively low cost without making a permanent commitment to support their new structure;

•	Leasing allows the shipping lines to utilize the equipment they need without having to make large capital expenditures;

•	Leasing offers a shipping line an alternative source of financing in a traditionally capital-intensive industry; and

•	Leasing allows shipping lines to benefit from the relationships between container manufacturers and leasing companies.
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
     The Partnership’s tank container fleet is constructed and maintained in accordance with international codes for the worldwide transport and storage of bulk liquids on both land and sea. These codes include the ISO, the International Maritime Organization standards and recommendations and the American Society of Mechanical Engineers VIII Pressure Vessel Design Code. The Partnership’s tank fleet may carry highly flammable materials, corrosives, toxics and oxidizing substances, but are also capable of carrying non-hazardous materials and foodstuffs. They have a capacity of between 17,500 and 26,000 liters and are generally insulated and equipped with steam or electrical heating.
     The following table sets forth the number of containers in the Partnership’s operating fleet by container type and lease type as of December 31, 2008:

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube
Containers on lease:
Master lease	1,804	644	1,075	19	46	21
Term lease
Short term[1]	157	51	72	5	2	7
Long term [2]	530	156	225	1	22	19

	687	207	297	6	24	26

Subtotal	2,491	851	1,372	25	70	47
Containers off hire	242	82	181	4	23	4

Total container fleet	2,733	933	1,553	29	93	51

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire in 2009.

2.	Long term leases represent term leases, the majority of which will expire between 2010 and 2019.
     The Leasing Agent makes payments to the Partnership based upon rentals collected from customers.

Types of Leases
     The Leasing Agent leases the Partnership’s containers primarily to shipping lines operating in major trade routes (see Item 1(d)). The Partnership’s marine containers may be leased pursuant to master leases, term leases, and direct finance leases.
•	Master leases. Master leases provide customers with flexibility by allowing them to pick up containers where and when required on pre-agreed terms, subject to restrictions and availability. Master leases also define the number of containers that may be returned within each calendar month, the permitted return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per-diem rates and generate more ancillary revenue (including pick-up, drop-off, handling and off-hire revenue) than term leases. The commercial terms of master leases are usually negotiated or renewed annually.

•	Term leases. Term leases are for a fixed quantity of containers for a fixed period of time, typically ranging from three to five years. In most cases, containers cannot be returned prior to the expiration of the lease. Some term lease agreements contain early termination penalties that apply in the event of early redelivery. Term leases provide greater revenue stability to the lessor, but usually at lower lease rates than master leases. Ocean carriers use term leases to lower their operating costs when they have a need for an identified number of containers for a specified term.

•	Direct finance leases. Direct finance leases are long-term in nature, usually ranging from three to seven years, and require relatively low levels of customer service. They ordinarily require fixed payments over a defined period and provide customers with an option to purchase the subject containers at the end of the lease term. Per-diem rates include an element of repayment of capital and therefore are usually higher than rates charged under either term or master leases.
     The percentage of containers on term, master and other lease types varies widely among leasing companies, depending upon each company’s leasing strategy.
     Lease rates depend on several factors including a customer’s financial strength, type of lease, length of term, type and age of the containers, container replacement costs, interest rates, maintenance provided, and market conditions.
     The Partnership’s containers are leased globally; therefore, seasonal fluctuations are minimal. The transportation industry in general and the container leasing industry in particular are subject to fluctuations in supply and demand for equipment resulting from changes in general business conditions, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards.
     The terms and conditions of the Leasing Agent’s leases provide that customers are responsible for paying all taxes and service charges arising from container use, maintaining the containers in good and safe operating condition while on lease and paying for repairs, excluding ordinary wear and tear, upon redelivery. Some leases provide for a “damage protection plan” whereby customers, for an additional payment (which may be in the form of a higher per-diem rate), are relieved of the responsibility of paying designated repair costs upon redelivery of the containers. The Leasing Agent provides this service to selected customers. Repairs provided under such plans are carried out by the same depots, under the same procedures, as are repairs to containers not covered by such plans.
     Amounts due under master leases are calculated at the end of each month and billed approximately six to eight days thereafter. Amounts due under term, sales-type and direct finance leases are set forth in the respective lease agreements. Payment is normally received within 60-90 days of billing. Past due penalties are not customarily collected from customers and, accordingly, are not generally levied by the Leasing Agent against customers of the Partnership’s containers.
Customers
     The Partnership does not believe that its ongoing business is dependent upon a single sub-lessee of the Leasing Agent, although the loss of one or more of the Leasing Agent’s sub-lessees could have an adverse effect upon its business. The following sub-lessees of the Leasing Agent, each generated more than 10% of the gross lease revenue earned on the Partnership’s equipment in 2008: Mediterranean Shipping Company S.A. generated approximately 12%, or $252,228 in gross lease revenue and Hapag-Lloyd AG generated approximately 11%, or $235,336 in gross lease revenue. The majority of the Leasing Agent’s sub-lessees are billed and pay in United States (“US”) dollars.
Credit Controls
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
     The Partnership may be subject to unexpected loss in rental revenue from sub-lessees of its containers that default under their container lease agreements with the Leasing Agent. The Leasing Agent maintains insurance against costs of container recovery and repair in the event that a customer declares bankruptcy and against the loss of certain lease revenues.
Repair and Maintenance
     All containers are inspected and repaired as needed when redelivered by customers, who are obligated to pay for all damage repair with the exception of ordinary wear and tear, according to standardized industry guidelines. Some customers are relieved of the responsibility of paying some repair costs upon redelivery of containers, as described under “Description of Business – Lease Profile.” Depots in major port areas perform repair and maintenance that is verified by either independent surveyors or the Leasing Agent’s technical and operations staff.
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
Disposition of Used Containers
     The Partnership estimates that the useful operational life for its containers is 15 years. On behalf of the Partnership, the Leasing Agent disposes of used containers in a worldwide secondary market in which buyers include wholesalers, mini-storage operators, construction companies and others. The market for used containers generally depends on the location of the container at the time of disposition, foreign currency exchange rates, the lease market for marine cargo containers, the cost of new containers, the quantity of used containers being supplied to the secondary market, technological advances in container construction and in techniques of ocean transportation, and developments in world trade. As the Partnership’s fleet ages, a larger proportion of its revenue and cash flow may be derived from selling its containers.
Operations
     The Partnership’s sales and marketing operations are conducted through the Leasing Agent in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco; New Jersey; Antwerp; Genoa; Gothenburg; Hamburg; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; Shanghai; Lisbon and Chennai.
     The Leasing Agent also maintains agency relationships with approximately 11 independent agents around the world who are located in jurisdictions where the volume of the Leasing Agent’s business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Agent office or dedicated agent. Agents provide marketing support to the area offices covering the region, together with limited operational support.
     In addition, the Leasing Agent relies on the services of approximately 180 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Agent’s area offices authorize all container movements into and out of the depot and supervise all repairs and maintenance performed by the depot. The Leasing Agent’s technical staff sets the standards for repair of its managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a link to the Leasing Agent’s operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and prepared for re-leasing to the next customer.
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
     In recent years, the Leasing Agent and other lessors have developed certain internet-based applications to enhance their customer support network, allowing customers access to make on-line product inquiries. The Leasing Agent will introduce other internet-based applications to support its global operations when suitable applications are identified.
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
Competition
     Container leasing companies compete not only with one another but also with their customers, primarily the shipping lines. Approximately 41% of the world’s container fleet is owned by container leasing companies, with the balance owned by shipping lines and other non-leasing owners.
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
     The Leasing Agent, on behalf of the Partnership, competes with various container leasing companies in the markets in which it conducts business. Mergers and acquisitions have been a feature of the container leasing industry for over a decade, and currently, the container leasing market essentially comprises three distinct groups. The first group includes six of the largest leasing companies that control almost 71% of the total leased fleet. The second group, consisting of six companies, which includes the Leasing Agent, controls approximately 22% of the total leased fleet. The third group controls the remaining 7%, and is comprised of smaller, more specialized fleet operators and new entrants to the container leasing industry who have been attracted by high levels of containerized trade and low entry barriers to the container leasing industry.
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

Environmental Matters
     Historically, refrigerated containers have utilized a refrigerant gas which is a chlorofluorocarbon (“CFC”) compound. It is generally assumed that CFCs are harmful to the Earth’s ozone layer when released into the atmosphere. Many nations, including the US, have taken action, both collectively and individually, to regulate CFCs. These nations have set various targets for reductions in production and use of CFCs, and their eventual elimination. There has been substantial progress in securing a viable substitute for the refrigerant used in containers. Production of new container refrigeration units operating with the replacement refrigerant became generally available in 1993. All of the Partnership’s refrigerated containers use non-CFC refrigerant gas in the operation and insulation of the containers. The refrigerant used in the Partnership’s refrigerated containers could also become subject to similar governmental regulations.
Employees
     The Partnership is a limited partnership and is managed by CCC and accordingly does not itself have any employees. At February 28, 2009, CCC had 17 employees, and the Leasing Agent had 26 employees.
     (c) Financial Information About Segments
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
     The Partnership derives revenues from dry cargo and specialized containers. Specialized containers comprise refrigerated and tank containers. A summary of gross lease revenue earned by each Partnership container product for the years ended December 31, 2008, 2007 and 2006 follows:

	2008	2007	2006
Dry cargo containers	$1,665,521	$1,926,769	$2,271,778
Refrigerated containers	354,761	567,939	975,704
Tank containers	165,428	157,917	154,421

Total	$2,185,710	$2,652,625	$3,401,903

     Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide geographic area information. Any attempt to separate “foreign” operations from “domestic” operations would be dependent on definitions and assumptions that are so subjective as to render the information meaningless and potentially misleading. Accordingly, the Partnership believes that it does not possess discernible geographic reporting segments as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information”.
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
Risks Related to the Container Leasing Industry and to the Partnership
     Demand for leased containers depends on economic and political factors beyond the control of the Leasing Agent, CCC and the Partnership.
          Demand for containers depends largely on levels of world trade and the rate of economic growth. Demand for leased containers is largely dependent on the decision of shipping lines to lease, rather than purchase, containers to supplement their own operating fleets. Any significant changes in the composition of the shipping lines’ leased and owned container fleets could adversely affect the demand for leased containers. Other factors that may affect demand for leased containers, container utilization and per-diem rental rates include:
▪	prices of new and used containers;

▪	economic conditions, competitive pressures and consolidation in the container shipping industry;

▪	shifting trends and patterns of cargo traffic;

▪	the availability and terms of container financing;

▪	fluctuations in inflation rates, interest rates and foreign currency values;

▪	overcapacity, undercapacity and consolidation of container manufacturers;

▪	the lead times required to purchase containers;

▪	the number of containers purchased by competitors and container lessees;

▪	container ship fleet overcapacity or undercapacity;

▪	increased repositioning by container shipping lines of their own empty containers to higher demand locations instead of leasing containers;

▪	consolidation or withdrawal of individual container lessees in the container leasing industry;

▪	import / export tariffs and restrictions;

▪	customs procedures, foreign exchange controls and other governmental regulations;

▪	natural disasters that are severe enough to affect local and global economies or interfere with trade; and

▪	other political and economic factors.
     Lease rates may decrease, which could harm the results of operations and financial condition of the Partnership.
          Lease rates for containers depend on a large number of factors, including the following:
▪	the supply of containers available;

▪	the price of new containers (which is positively correlated with the price of steel);

▪	the type and length of the lease;

▪	interest rates;

▪	embedded residual assumptions;

▪	the type and age of the container;

▪	the location of the container being leased;

▪	the number of containers available for lease by competitors; and

▪	the lease rates offered by competitors.
     Customer defaults could have an adverse effect on the profitability and financial condition of the Leasing Agent and the Partnership.
          The Partnership’s container equipment is leased to numerous customers by the Leasing Agent. The leases provide for the payment of lease rentals and the indemnification for damages and for the loss of the equipment while on lease. Delays in the receipt of amounts due under the lease agreements could adversely affect the business of the Leasing Agent and the Partnership.

          The current economic climate has seen customers report a deterioration in operating conditions, including:
▪	a decline in revenues reflecting lower volumes of world trade and correspondingly lower freight rates;

▪	increased expenses due to a rise in cost of financing and the significant fluctuation in fuel prices experienced during 2008; and

▪	a decline in the supply of capital required to acquire new ships and container equipment and to refinance existing debt facilities.
          A default by a customer may result in lost revenue for past leasing services and other items. The recovery of containers from customers that have defaulted can prove difficult and expensive. When containers are recovered, the Leasing Agent may not be able to re-lease the equipment at comparable rates or on favorable lease terms.
     Amendments to the terms of existing leases could have an adverse effect on the profitability and financial condition of the Leasing Agent and the Partnership.
          In the current economic environment customers may request changes to certain terms of existing lease agreements including extensions of payment terms, lease rate reductions, variations in the length of lease terms and requests to terminate term leases. Any such changes could potentially have an adverse effect on the profitability and cash flows of the Leasing Agent and the Partnership.
     Fluctuations in the residual value of containers may impact profitability and the long-term returns generated by leased equipment.
          The majority of containers that are at the end of their useful economic life are sold in the non-maritime secondary market for use as temporary or permanent storage facilities. By reference to 2008, approximately 90% of the disposals for the Partnership were in non US dollar currencies. The proceeds realized on the disposition of such containers depend on a variety of factors including the location of the container at the time of disposition, foreign currency exchange rates, the lease market for marine cargo containers, the cost of new containers, the quantity of used containers supplied to the secondary market, technological advances in container construction and in techniques of ocean transportation, and developments in world trade. A reduction in container residual values could adversely affect the long-term returns generated by containers resulting in reduced profitability and reduced capital availability.
     The Leasing Agent operates in a highly competitive industry.
          The Leasing Agent competes with leasing companies, banks and other financial institutions and container manufacturers. Some of the Leasing Agent’s competitors have greater financial resources and may be capable of offering lower per-diem rates. In addition, the barriers to entry for the container leasing industry are relatively low at times when capital is readily available. If the supply of available equipment increased significantly as a result of container purchases by competitors and/or new companies entering the industry, demand for the Partnership’s equipment could be adversely affected.
     Increases in the cost of insurance or the lack of availability of insurance could increase the risk exposure of the Partnership and reduce its profitability.
          The Leasing Agent’s lease agreements typically require customers to obtain insurance to cover all risks of physical damage and loss of the equipment under lease, as well as public liability and property damage insurance. However, the precise nature and amount of the insurance carried by each customer may vary. In addition, the Leasing Agent has purchased secondary insurance effective in the event that a customer fails to have adequate primary coverage. This insurance covers liability arising out of bodily injury and / or property damage as a result of the ownership and operation of the containers, as well as insurance against loss or damage to the containers, loss of lease revenue in certain cases and cost of container recovery and repair in the event that a customer goes into bankruptcy. Nevertheless, the insurance coverage and indemnities provided may not provide full protection. In addition, there is a risk that the cost of such insurance may increase or become prohibitively expensive for some or all of the parties concerned and such insurance coverage may not continue to be available.

     The Leasing Agent relies on its information technology systems to conduct its business. Any failure or interruption in these systems could have an adverse effect on the profitability and financial condition of the Leasing Agent and the Partnership.
          The efficient operation of the Leasing Agent’s business is highly dependent on information technology systems that allow the Leasing Agent to track the equipment and all transactions involving the equipment, including container pick-ups and drop-offs, and to bill its customers. In addition, the information provided by information technology systems is used by the Leasing Agent to manage its business.
          The information technology systems are vulnerable to damage or interruption from circumstances including fire, natural disasters, power loss and computer system failures and viruses. Any such interruption could have a material adverse effect on business.
     The Leasing Agent and Partnership are reliant on electronic banking systems to receive and make payments. Any failure or interruption in banking systems could have an adverse effect on the profitability and financial condition of the Leasing Agent and the Partnership.
          The majority of payments from customers to the Leasing Agent are made via electronic bank transfer. Similarly, the Leasing Agent transfers funds to the Partnership by electronic bank transfer. Any failure or interruption in banking systems could have an adverse effect on the operations of the Leasing Agent and the Partnership.
     Specialized containers could have potential mechanical, obsolescence and other risks.
          Specialized containers include refrigerated containers and tanks. Refrigerated containers are subject to inherent risks of mechanical breakdown, technological obsolescence and potential environmental issues relating to refrigerant gases. Tanks, which can be used to transport hazardous materials, include additional risks of environmental and tort liability.
     Environmental liability may adversely affect the Partnership’s business and financial situation.
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
     Affiliates of the Leasing Company may not have adequate resources to pay container manufacturers for equipment purchased for resale.
          Affiliates of the Leasing Agent periodically acquire equipment from container manufacturers for resale to Managed Container Programs and other parties (the “Purchasers”). The affiliates agree to the terms of the sale with Purchasers prior to placing an order with the container manufacturers. If the Purchasers do not complete the purchase of the equipment, then the affiliates of the Leasing Agent may not have the resources to pay the container manufacturer. In such an event they would need to seek a new Purchaser and / or extend the payment terms with the manufacturers. There is a risk that a default by a Purchaser could impair the financial condition of the Group.
     There are political, economic and business risks inherent in the global business environment.
          The container leasing business may be adversely affected by additional business, economic and political risks that generally are beyond the control of the Leasing Agent, CCC and the Partnership:
▪	Political instability;

▪	Increases in maintenance expenses, taxes, third party fees and other expenses attributable to the operation and the maintenance of the containers that cannot be offset by increased lease revenues from the containers;

▪	Fluctuations in supply and demand for containers resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards;

▪	Restrictions on the movement of capital;

▪	The imposition of new direct and indirect taxes in jurisdictions in which the Group trades;

▪	The effects of strikes and labor disputes; and

▪	Terrorist attacks and the risk of terrorist attack.

Risk Associated with the Operations of an Equipment Leasing Business in Partnership Form
     There is no assurance of successful operations.
          No assurance can be given that the Partnership’s operations will be successful or that it will meet its originally stated investment objectives. Specifically, there is no assurance that cash will be available for distribution to the Partnership’s investors.
     The Partnership has a high degree of reliance on CCC and the Leasing Agent.
          The Partnership’s operations are dependent upon the ability of CCC, and its affiliate, the Leasing Agent, to arrange for the leasing, maintenance and eventual sale of containers on behalf of the Partnership. The Partnership’s limited partners have no right to take part in the day-to-day management of the Partnership; all decisions with respect to such management are made exclusively by CCC.
     The Partnership is dependent on key personnel in CCC and the Leasing Agent.
          Most of CCC’s and the Leasing Agent’s senior executives and other management-level employees have been with CCC or the Leasing Agent for over ten years and have significant industry experience. The loss of the services of one or more of them could have a material adverse effect on the Partnership’s business. CCC believes that its future success and that of the leasing partnerships it manages depend upon its and its affiliates’ ability to retain key members of its management teams and to attract capable management in the future. There can be no assurance that CCC and its affiliates will be able to do so. CCC does not maintain “key man” life insurance on any of its officers.
     There is a lack of liquidity for Partnership units.
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
     The Limited Partners have limited voting rights.
     Limited partners have only limited voting rights on matters affecting the Partnership’s business, and are not permitted to take part in the management of the Partnership. Generally, for any matter submitted for vote of the limited partners, including the removal of the General Partner, a vote of a simple majority in interest of the limited partners is required for approval.
     Limited liability is not clearly established.
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

Item 1B. Unresolved Staff Comments
     Inapplicable.
Item 2. Properties
     As of December 31, 2008, the Partnership owned dry cargo and specialized container equipment suitable for transporting cargo by rail, sea or highway, comprising:

Containers	Quantity
Dry Cargo - 20-Foot	2,733

Dry Cargo - 40-Foot	933

Dry Cargo - 40-Foot High-Cube	1,553

Refrigerated - 20-Foot	29

Refrigerated - 40-Foot High-Cube	93

Tanks	51
     Utilization by customers of the Partnership’s containers fluctuates over time depending on the supply of and demand for containers. During 2008, utilization of the dry cargo, refrigerated and tank container fleets averaged 97%, 82% and 93%, respectively.
     During 2008, the Partnership disposed of 463 twenty-foot, 120 forty-foot and 61 forty-foot high-cube marine dry cargo containers, as well as 30 twenty-foot and 66 forty-foot high-cube refrigerated containers.
Item 3. Legal Proceedings
     Inapplicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Inapplicable.

PART II
Item 5. Market for the Partnership’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     (a) Market Information; Recent Sales of Unregistered Securities
     (a)(1)(i) The Partnership’s outstanding units of limited partnership interests are not traded on any market nor does an established public trading market exist for such purposes.

(a)(1)(ii)	Inapplicable.

(a)(1)(iii)	Inapplicable.

(a)(1)(iv)	Inapplicable.

(a)(1)(v)	Inapplicable.

(a)(2)	Inapplicable.

(a)(3)	The Partnership sold no equity securities during 2008 that were not registered under the Securities Act of 1933, as amended.

(b)	Holders

		Number of Unit Holders
(b)(1)	Title of Class	as of December 31, 2008
	Units of limited partnership interests	1,645
(c)	Dividends
     Inapplicable. For the distributions made by the Partnership to its limited partners, see Item 6 — “Selected Financial Data.”
(d)	Securities authorized for issuance under equity compensation plans
     Inapplicable.
(e)	Use of Proceeds
     Inapplicable.
(f)	Purchases of equity securities by the issuer and affiliated purchasers
     Inapplicable.

Item 6. Selected Financial Data

	Year Ended December 31,
	2008	2007	2006	2005	2004
Net lease revenue	$1,603,384	$1,808,075	$2,316,295	$2,803,236	$3,001,124

Net income	$303,588	$308,275	$196,435	$916,814	$947,281

Limited partners’ share of net income (per unit basis)	$0.12	$0.12	$0.06	$0.47	$0.51

Cash distributions per unit of limited partnership interest	$1.63	$1.88	$2.08	$1.71	$1.48

At year-end:

Total assets	$6,824,266	$9,218,045	$12,013,715	$15,272,387	$17,213,457

Partners’ capital	$6,824,266	$9,218,045	$12,013,715	$15,272,387	$17,213,457

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the historical financial statements and the notes thereto and the other financial information appearing elsewhere in this report.
     Forward-Looking Statements
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
     All forward-looking statements speak only as of the date of this Report. The Partnership does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Partnership and CCC believe that their plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, the Partnership and CCC can give no assurance that these plans, intentions or expectations will be achieved. Future economic, political and industry trends that could potentially impact revenues and profitability are difficult to predict, as well as the risks and uncertainties including, but not limited to, changes in demand for leased containers, changes in global business conditions and their effect on world trade, changes within the global shipping industry, the financial strength of the shipping lines and other sub-lessees of the Partnership’s containers, fluctuations in new container prices, changes in the costs of maintaining and repairing used containers, changes in competition, changes in the ability of the Leasing Agent to maintain insurance on behalf of the Partnership’s container fleet, as well as other risks detailed herein and from time to time in the Partnership’s filings with the Securities and Exchange Commission (“SEC).
     Primary Revenue Items
     All of the revenue generated by the Partnership comes from the leasing and sale of containers. The primary component of the Partnership’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from the gross lease revenues that are generated from the leasing of the Partnership’s containers. Gross lease revenue is directly related to the size, utilization and per-diem rental rates of the Partnership’s fleet. Direct operating expenses are direct costs associated with the Partnership’s containers and maybe be categorized as follows:
•	Activity-related expenses, include agents costs and depot costs such as repairs, maintenance and handling;

•	Inventory-related expenses for off-hire containers, comprise of storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered and the frequency and size of repositioning moves undertaken; and

•	Legal and other expenses, include legal costs related to the recovery of containers and doubtful accounts, insurance and provisions for doubtful accounts.
     Partnership Overview
     Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested with CCC. A Leasing Agent Agreement (the “Agreement”) exists between the Partnership and the Leasing Agent, whereby they have contracted for the Leasing Agent to manage the leasing operations for all equipment owned by the Partnership. In addition to responsibility for leasing and re-leasing the equipment to ocean carriers, the Leasing Agent disposes of the containers at the end of their useful economic life. The Leasing Agent has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Agreement permits the Leasing Agent to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Agent and its affiliates, as part of a single fleet operated without regard to ownership.

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
     The Partnership has entered its 14th year of operations. Accordingly, it will continue its liquidation phase. At December 31, 2008, approximately 65% of the original equipment remained in the Partnership’s fleet, compared to 75% at December 31, 2007. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses.
     The following table details the proportion of the operating fleet remaining by product at December 31, 2008:

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot				40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		High-Cube
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	4,553	100%	1,500	100%	1,750	100%	90	100%	300	100%	52	100%
Less disposals	1,820	40%	567	38%	197	11%	61	68%	207	69%	1	2%

Remaining fleet at December 31, 2008	2,733	60%	933	62%	1,553	89%	29	32%	93	31%	51	98%

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
     Market & Industry Overview
     Demand for containers depends largely on levels of world trade and the rate of economic growth. Consumer demand is the most important factor for economic growth.
     In recent years, global container trade experienced a sustained period of growth reflecting the liberalization of world trade and the growth of certain economies including China. The worldwide container fleet, which is owned by both shipping lines and container leasing companies, was highly utilized throughout this period and the average utilization rate for the Partnership’s fleet during 2008 was 97%. The Partnership’s average fleet size and utilization rates for each of the last three years were as follows:

	2008	2007	2006
Fleet size (measured in TEU)
Dry cargo containers	8,181	8,934	9,574
Refrigerated containers	310	428	598
Tank containers	51	51	52

Average utilization rates
Dry cargo containers	97%	91%	89%
Refrigerated containers	82%	81%	85%
Tank containers	93%	96%	91%

     Higher utilization levels not only contributed to a reduction in container inventories, but also a corresponding decrease in the volume of containers available for sale and an increase in container sale prices. The secondary market for the sale of used containers was strong in 2008. The sale of the Partnership’s off-hire containers positively affected the Partnership’s results from operations, minimizing storage and other inventory-related costs, and generating gains on disposal.
     However, the financial crisis that accelerated in the second half of 2008, and the resulting economic impact on almost all major economies has already affected the level of world trade. Global economic growth declined in 2008 and is forecast to decline further in 2009. In this worsening economic environment, shipping lines and other customers have reported:
▪	a decline in revenues as falling consumer demand resulted in a reduction in the volume of trade for containerized goods and a corresponding decrease in freight rates;

▪	an increase in expenses as interest rates increased due to the disruption experienced in the financial markets, including the significant and sudden contraction in the supply of money. Additionally, fuel costs reached record high levels during 2008 placing an additional cost burden on most customers for part of the year;

▪	a reduction in the level of available funding which may have an impact on the ability of shipping lines to fund existing contractual commitments for new ship building and other capital programs. In addition, existing financial facilities may become increasingly difficult to refinance as they fall due and it is likely that, on renewal, the cost of such facilities will increase;

▪	an increase in containership overcapacity. This reflects the reduction in the volume of containerized trade together with the increased capacity introduced in recent years by significant ship building programs.
     The response to this deteriorating economic situation will vary, but customers are employing a number of strategies to improve their position. This includes moves to cancel or reschedule orders for new container ships, the cancellation and renegotiation of existing charter contracts, proposing changes to the contracted economic terms for leased containers in certain cases and redelivering leased containers where possible.
     Inventories of off-hire containers have increased steadily as demand has fallen for both new containers at container manufacturing locations, primarily in China, and for the existing container fleets of shipping lines and container leasing companies.
It is difficult to predict the precise impact that the current global economic environment will have on the operations of the Partnership. It will face increased risks in 2009, including but not limited to:
▪	a number of shipping lines have already gone into bankruptcy and there is a risk of further insolvencies in 2009;

▪	container utilization levels are likely to decline as shipping lines off-hire containers. Direct operating expenses will increase in line with any increase in inventories.

▪	the economic terms of existing leases, including term leases, may change as customers seek to renegotiate existing terms; and

▪	the sale proceeds realized on the sale of containers may decline in locations where there is a large increase in inventories. Containers may prove difficult to sell in certain locations. The US dollar value of sales proceeds may decline because of the relative strengthening of the US dollar against most major currencies.
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
     Overview
     Net income for 2008 was $4,687, or 2% lower than in 2007. Net income for 2008 included the impact of:
▪	a 12% reduction in the size of the container fleet as equipment that was off-hired was sold;

▪	a decline in net lease revenue as a result of the reduction in the size of the fleet; and

▪	an increased gain recorded on the disposal of equipment.
     Net lease revenue of $1,603,384 for the year ended December 31, 2008, declined by $204,691, or 11%, when compared to the prior year. The decline was primarily due to a $466,915 decline in gross lease revenue (a component of net lease revenue) reflecting the Partnership’s smaller fleet size and a 6% decline in the average dry cargo per-diem rental rate, as a result of the renegotiation of expiring master and term leases with existing customers. This was partly offset by a $203,283 reduction in direct operating expenses (a component of net lease revenue) as activity-related and inventory-related expenses declined because of the high utilization levels.

     Depreciation expense amounted to $1,273,694 in 2008, a decrease of $193,236, or 13%, when compared to 2007, a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses amounted to $142,368 in 2008, an increase of $26,069 or 22% when compared to 2007. The increase was primarily attributable to higher professional fees for audit services and third-party investor administrative services.
     Net gain on disposal of equipment for 2008 was $111,011, compared to $43,743 during 2007. During 2008, the Partnership disposed of 740 containers, compared to 639 containers during 2007. The increase in the net gain was due in part to the fact that the net book value of the equipment sold in 2008 was lower than for equipment disposals in 2007 and in part to the impact of exchange rates on the disposal proceeds. In 2008, 90% of the containers were disposed in countries outside of the US, compared to 74% in 2007, and the resulting conversion to US dollars had a favorable impact on the US dollar proceeds recognized.
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
     Net lease revenue of $1,808,075 for the year ended December 31, 2007, declined by $508,220, or 22%, when compared to the prior year. The decline was primarily due to a $749,278 decline in gross lease revenue (a component of net lease revenue) reflecting the Partnership’s smaller fleet size and an 18% decline in the average dry cargo per-diem rental rate. This was partly offset by a $145,039 reduction in direct operating expenses (a component of net lease revenue) as activity-related and inventory-related expenses declined because of the high utilization levels.
     Depreciation expense amounted to $1,466,930 in 2007, a decrease of $222,538, or 13%, when compared to 2006, a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses amounted to $116,299 in 2007, an increase of $5,451 or 5% when compared to 2006. The increase was primarily attributable to higher professional fees for audit services.
     Net gain on disposal of equipment for 2007 was $43,743, compared to a net loss of $363,720 during 2006. During 2007, the Partnership disposed of 639 containers, compared to 585 containers during 2006.
Liquidity and Capital Resources
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
     From inception through February 28, 2009, the Partnership has distributed, on a cash basis, $25,953,159 in cash from operations and $4,345,470 in cash from container sales proceeds to its limited partners. This represents total cash basis distributions of $30,298,629, or 95% of the limited partners’ original invested capital. The liquidation of the Partnership’s remaining containers will be the primary factor influencing the future level of cash generated from operating, investing and financing activities and the level of distributions from operations and sales proceeds to its partners in subsequent periods.
     At December 31, 2008, the Partnership had $886,181 in cash and cash equivalents, a decrease of $55,021 and $317,193 from cash balances at December 31, 2007 and 2006, respectively. As of December 31, 2008, the Partnership held its cash on deposit in an operating bank account. The Partnership will review its investment strategy for cash balances on a periodic basis but for the immediate future it will hold all available balances on deposit in operating bank accounts. At December 31, 2008, the Partnership had an additional $30,000 working capital reserve for projected expenses relating to the ultimate sale of its remaining containers, final liquidation of its remaining assets and subsequent dissolution.

     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $1,570,540 during 2008, compared to $1,756,170 and $2,211,151 in 2007 and 2006, respectively.
     Cash from Investing Activities: Net cash provided by investing activities was $1,181,848 during 2008, compared to $975,561 and $1,399,068 during 2007 and 2006, respectively. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $2,697,367 during 2008, compared to $3,103,945 and $3,455,107 during 2007 and 2006, respectively. These amounts represent distributions to the Partnership’s general and limited partners.
Off-Balance Sheet Arrangements
     At December 31, 2008, the Partnership did not have any off-balance sheet arrangements and did not have any such arrangements during the years ended December 31, 2008, 2007 and 2006, respectively.
Contractual Obligations
     As of December 31, 2008, the Partnership did not have any contractual obligations within the meaning of Item 303 of the SEC’s Regulation S-K, such as long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or other long-term liabilities under generally accepted accounting principles.
Critical Accounting Policies
     Container equipment – depreciable lives: The Partnership’s container rental equipment is depreciated over a 15-year life using the straight-line basis to a residual value of 10% of the original equipment cost. The Partnership and CCC evaluate the period of amortization and residual values to determine whether subsequent events and circumstances warrant revised estimates of useful lives.
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

Accounting Pronouncements Adopted During the Period
     In February, 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. On January 1, 2008 the Partnership adopted SFAS 159, however, the Partnership has elected not to use the fair value option for any of its existing financial assets and liabilities and consequently, its adoption has had no impact.
     In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”, which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Partnership elected to defer adoption of SFAS 157 for such items and does not currently anticipate that adoption for non-financial assets and liabilities in 2009 will have a material impact to the financial statements. The Partnership adopted the effective provisions of SFAS 157 as of January 1, 2008. At December 31, 2008, the Partnership did not have any financial assets or liabilities that were subject to the expanded disclosures regarding fair value measurements; consequently its adoption has had no disclosure impact.
     In May 2008 the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 was adopted by the Partnership on November 15, 2008 but adoption has had no impact on the financial statements.
Inflation
     The Partnership believes inflation has not had a material adverse affect on the results of its operations.
The Cronos Group
     TCG, formerly the parent of CCC, announced on February 28, 2007 that it had entered into an Asset Purchase Agreement with CRX and FB Transportation. Under the terms of the Asset Purchase Agreement, and subject to the conditions stated therein, TCG agreed to sell all of its assets to CRX and CRX agreed to assume all of TCG’s liabilities. FB Transportation is part of the Fortis group of companies, which included TCG’s lead lender and a partner in a container leasing joint venture with TCG.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Exchange rate risk: In 2008, approximately 93% of the gross lease revenues billed by the Leasing Agent on behalf of the Group, or on behalf of other third-party container owners, including the Partnership, were billed and paid in US dollars, and approximately 51% of expenses were incurred and paid in US dollars. For non-US dollar denominated revenues and expenses, the Leasing Agent may enter into foreign currency contracts to reduce exposure to exchange rate risk. Of the non-US dollar direct operating expenses, the Leasing Agent estimates approximately 49% are individually small, unpredictable and were incurred in varying denominations. Thus, the Leasing Agent determined such amounts are not suitable for cost effective hedging.
     In 2008, 90% of container disposals were billed and paid in non US dollar currencies. The Leasing Agent considers that such sales are individually small, unpredictable, are transacted in a variety of currencies and as such are unsuitable for cost effective hedging.
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
          Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2008.
          This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.
          This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
March 6, 2009

/s/ Dennis J. Tietz
Dennis J. Tietz,
President and Director of Cronos Capital Corp., General Partner of the Partnership

/s/ Frank P. Vaughan
Frank P. Vaughan,
Chief Financial Officer of Cronos Capital Corp,. General Partner of the Partnership

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
Cronos Global Income Fund XVI, L.P.
San Francisco, California
We have audited the accompanying balance sheets of Cronos Global Income Fund XVI, L.P. (the “Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte LLP
Reading, United Kingdom
March 6, 2009

CRONOS GLOBAL INCOME FUND XVI, L.P.
Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets

Current assets:
Cash and cash equivalents	$886,181	$831,160
Net lease receivables due from Leasing Agent	396,009	390,560
Direct finance lease receivable, due from Leasing Agent within one year, net	22,382	—

Total current assets	1,304,572	1,221,720

Direct finance lease receivable, due from Leasing Agent after one year, net	21,091	—

Container rental equipment, at cost	18,016,216	22,530,005
Less accumulated depreciation	(12,517,613)	(14,533,680)

Net container rental equipment	5,498,603	7,996,325

Total assets	$6,824,266	$9,218,045

Partners’ Capital

Partners’ capital (deficit):
General partner	607	(24,596)
Limited partners	6,823,659	9,242,641

Total partners’ capital	$6,824,266	$9,218,045

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Statements of Operations
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Net lease revenue from Leasing Agent	$1,603,384	$1,808,075	$2,316,295

Other operating (expenses) income:
Depreciation	(1,273,694)	(1,466,930)	(1,689,468)
Other general and administrative expenses	(142,368)	(116,299)	(110,848)
Net gain (loss) on disposal of equipment	111,011	43,743	(363,720)

	(1,305,051)	(1,539,486)	(2,164,036)

Income from operations	298,333	268,589	152,259

Other income:
Interest income	5,255	39,686	44,176

Net income	$303,588	$308,275	$196,435

Allocation of net income:
General partner	$116,447	$119,183	$95,599
Limited partners	187,141	189,092	100,836

	$303,588	$308,275	$196,435

Limited partners’ per unit share of net income	$0.12	$0.12	$0.06

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Statements of Partners’ Capital
For the years ended December 31, 2008, 2007 and 2006

	Limited	General
	Partners	Partner	Total
Balances at January 1, 2006	$15,278,065	$(5,678)	$15,272,387

Net income	100,836	95,599	196,435

Cash distributions	(3,325,976)	(129,131)	(3,455,107)

Balances at December 31, 2006	$12,052,925	$(39,210)	$12,013,715

Net income	189,092	119,183	308,275

Cash distributions	(2,999,376)	(104,569)	(3,103,945)

Balances at December 31, 2007	$9,242,641	$(24,596)	$9,218,045

Net income	187,141	116,447	303,588

Cash distributions	(2,606,123)	(91,244)	(2,697,367)

Balances at December 31, 2008	$6,823,659	$607	$6,824,266

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income	$303,588	$308,275	$196,435
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,273,694	1,466,930	1,689,468
Net (gain) loss on disposal of equipment	(111,011)	(43,743)	363,720
Decrease (increase) in net lease and other receivables due from Leasing Agent	104,269	24,708	(38,472)

Total adjustments	1,266,952	1,447,895	2,014,716

Net cash provided by operating activities	1,570,540	1,756,170	2,211,151

Cash flows from investing activities:
Proceeds from sale of container rental equipment	1,181,848	975,561	1,399,068

Cash flows from financing activities:
Distributions to general partner	(91,244)	(104,569)	(129,131)
Distributions to limited partners	(2,606,123)	(2,999,376)	(3,325,976)

Net cash used in financing activities	(2,697,367)	(3,103,945)	(3,455,107)

Net increase (decrease) in cash and cash equivalents	55,021	(372,214)	155,112

Cash and cash equivalents at beginning of year	831,160	1,203,374	1,048,262

Cash and cash equivalents at end of year	$886,181	$831,160	$1,203,374

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
December 31, 2008, 2007 and 2006
(1) Summary of Significant Accounting Policies
(a)	Nature of Operations

Cronos Global Income Fund XVI, L.P. (the “Partnership”) is a limited partnership that was organized under the laws of the State of California on September 1, 1995, for the purpose of owning and leasing dry and specialized marine cargo containers to ocean carriers. The Partnership commenced operations on March 29, 1996, when the minimum subscription proceeds of $2,000,000 were received from over 100 subscribers (excluding from such count, Pennsylvania residents, Cronos Capital Corp. (“CCC”), the general partner, and all affiliates of CCC). On February 3, 1997, CCC suspended the offer and sale of units in the Partnership. The offering terminated on December 27, 1997, at which time 1,599,667 limited partnership units had been sold. The Partnership shall continue until December 31, 2015, unless terminated sooner upon the occurrence of certain events.

CCC and its affiliate, Cronos Containers Limited (the “Leasing Agent”), manage the business of the Partnership. CCC and the Leasing Agent also manage the container leasing business for other partnerships affiliated with CCC.

The Partnership has entered into its 14th year of operations and has entered its liquidation phase, wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At December 31, 2008, approximately 65% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses. The Partnership’s operations depend on global economic and political conditions. The Partnership believes that the profitability and risk profile of leases with foreign customers are generally the same as those with domestic customers. The majority of the Partnership’s leases generally require all payments to be made in United States dollars.

(b)	Cronos Ltd.

The Cronos Group (“TCG”), formerly the parent of CCC, announced on February 28, 2007 that it had entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with CRX Acquisition Ltd, a Bermuda exempted company (“CRX”) and FB Transportation Capital LLC, a Delaware limited liability company (“FB Transportation”). Under the terms of the Asset Purchase Agreement, and subject to the conditions stated therein, TCG agreed to sell all of its assets to CRX and CRX agreed to assume all of TCG’s liabilities. FB Transportation is an affiliate of Fortis Bank S.A. / N.V (“Fortis Belgium”).

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

The container leasing business of TCG has been continued by Cronos Ltd. as a private company. Management of TCG has continued as the management of Cronos Ltd and acquired an equity interest in Cronos Ltd. at closing.

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

Term leases are for a fixed quantity of containers for a fixed period of time, typically varying from three to five years. In most cases, containers cannot be returned prior to the expiration of the lease. Term lease agreements may contain early termination penalties that apply in the event of early redelivery. Term leases provide greater revenue stability to the lessor, usually at lower lease rates than master leases. Ocean carriers use term leases to lower their operating costs when they have a need for an identified number of containers for a specified term. Rentals under term leases are charged and recognized based upon the number of containers leased, the applicable per-diem rate and the length of the lease, irrespective of the number of days which the customer actually uses the containers.

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

Actual cash distributions differ from the allocations of net income or loss between the general and limited partners as presented in these financial statements. Partnership distributions are paid to its partners from distributable cash from operations, allocated 95% to the limited partners and 5% to CCC. Distributions of sales proceeds are allocated 99% to the limited partners and 1% to CCC. The allocations remain in effect until such time as the limited partners have received from the Partnership aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 85% to the limited partners and 15% to CCC. Cash distributions from operations to CCC in excess of 5% of distributable cash will be considered an incentive fee and will be recorded as compensation to CCC, with the remaining distributions from operations charged to partners’ capital.

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

Container rental equipment is depreciated over a 15-year life using the straight-line basis to a residual value of 10% of the original equipment cost. The Partnership and CCC evaluate the period of depreciation and residual values to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis of projected future cash flows from container operations is prepared annually or upon material changes in market conditions. The primary variables utilized by the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire container fleet rather than for each container type or individual container. As a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed.

(j)	Income Taxes

The Partnership is not subject to income taxes, consequently no provision for income taxes has been made. The Partnership files federal and state annual information tax returns, prepared on the accrual basis of accounting. Taxable income or loss is reportable by the partners individually.

(k)	New Accounting Pronouncements Adopted During the Period

In February, 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. On January 1, 2008 the Partnership adopted SFAS 159, however, the Partnership has elected not to use the fair value option for any of its existing financial assets and liabilities and consequently, its adoption has had no impact.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”, which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Partnership elected to defer adoption of SFAS 157 for such items and does not currently anticipate that adoption for non-financial assets and liabilities in 2009 will have a material impact to the financial statements. The Partnership adopted the effective provisions of SFAS 157 as of January 1, 2008. At December 31, 2008, the Partnership did not have any financial assets or liabilities that were subject to the expanded disclosures regarding fair value measurements; consequently its adoption has had no disclosure impact.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(k)	New Accounting Pronouncements Adopted During the Period (continued)

In May 2008 the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 was adopted by the Partnership on November 15, 2008 but adoption has had no impact on the financial statements.
(2)	Operating Segment
An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. CCC and the Leasing Agent operate the Partnership’s container fleet as a homogenous unit and have determined that as such, it has a single reportable operating segment.

The Partnership derives revenues from dry cargo containers, refrigerated containers and tank containers that are used by its customers in global trade routes. As of December 31, 2008, the Partnership owned 2,733 twenty-foot, 933 forty-foot and 1,553 forty-foot high-cube marine dry cargo containers, as well as 29 twenty-foot and 93 forty-foot refrigerated high-cube cargo containers, and 51 tank containers. A summary of gross lease revenue earned by each Partnership container type for the years ended December 31, 2008, 2007 and 2006 follows:

	2008	2007	2006
Dry cargo containers	$1,665,521	$1,926,769	$2,271,778
Refrigerated containers	354,761	567,939	975,704
Tank containers	165,428	157,917	154,421

Total	$2,185,710	$2,652,625	$3,401,903

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Partnership does not believe that its ongoing business is dependent upon a single customer of the Leasing Agent, although the loss of one or more of the Leasing Agent’s customers could have an adverse effect upon its business.

Two sub-lessees of the Leasing Agent generated more than 10% of the gross lease revenue earned on the Partnership’s equipment during 2008. Mediterranean Shipping Company S.A. generated approximately 12%, or $252,228 in gross lease revenue and Hapag-Lloyd AG generated approximately 11%, or $235,336 in gross lease revenue. One sub-lessee of the Leasing Agent generated more than 10% of the gross lease revenue earned on the Partnership’s equipment during 2007. Hamburg Sudamerikanische Dampfschifffahrts-Gesellschaft KG generated approximately 24%, or $635,143 in gross lease revenue. No single customer of the Leasing Agent generated more than 10% of the gross lease revenue earned on the Partnership’s equipment during 2006.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(3)	Cash and Cash Equivalents
Cash equivalents include money market funds with original maturities of three months or less that invest in highly-liquid securities, such as U.S. Treasury obligations, repurchase agreements secured by U.S. Treasury obligations, and obligations whose principal and interest are backed by the U.S. Government. Cash equivalents are carried at cost which approximates fair value, and at times, may exceed federally insured limits. At December 31, 2008, the Partnership held its cash on deposit in an operating bank account. The Partnership will review its investment strategy for cash balances on a periodic basis but for the immediate future it will hold all available balances on deposit in operating bank accounts.

Cash and cash equivalents at December 31, 2008 and 2007, comprised:

	2008	2007
Cash	$886,181	$15,000
Cash equivalents	—	816,160

	$886,181	$831,160

(4)	Net Lease Receivables Due from Leasing Agent

Net lease receivables at December 31, 2008 and 2007 comprised:

	December 31,	December 31,
	2008	2007
Gross lease receivables	$607,309	$599,208
Less:
Direct operating payables and accrued expenses	131,180	115,694
Base management fees payable	30,874	35,913
Reimbursed administrative expenses	6,421	9,622
Allowance for doubtful accounts	42,825	47,419

	211,300	208,648

Net lease receivables due from Leasing Agent	$396,009	$390,560

Included within the amount of gross lease receivables are $71,941 and $9,427 in respect of amounts owed by the Leasing Agent in relation to the disposal of containers for the years ended December 31, 2008 and 2007, respectively.

Doubtful debt expense charged during the year was $4,593 and $17,919 for the years ended December 31, 2008 and 2007, respectively.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(5)	Direct Finance Lease Receivables Due from Leasing Agent

The Leasing Agent, on behalf of the Partnership, entered into lease purchase agreements that included bargain purchase options. The Partnership classified the lease purchase agreements as direct finance leases and recorded direct finance lease receivables. The underlying equipment had previously been classified as container rental equipment. At December 31, 2008, the minimum future lease rentals under these direct finance leases, net of unearned income were:

	Gross Direct	Unearned Direct	Net Minimum Future
	Finance Lease	Finance Lease	Direct Finance Lease
	Receivable	Income	Rentals
2009	$29,632	$7,250	$22,382
2010	19,521	4,121	15,400
2011	6,479	788	5,691

Total	$55,632	$12,159	$43,473

(6)	Damage Protection Plan

The Leasing Agent offers a service to several customers of the Partnership’s containers, whereby the customer pays an additional rental fee and in return the Partnership undertakes to cover the cost of certain damage repairs that are required when the container is redelivered. The level of damage cover provided will vary according to the terms of each lease agreement.

(7)	Net Lease Revenue

Net lease revenue for 2008, 2007 and 2006 comprised:

	2008	2007	2006
Gross lease revenue	$2,185,606	$2,652,625	$3,401,903
Interest income from direct finance lease	104	—	—

	2,185,710	2,652,625	3,401,903
Less:
Direct operating expenses	331,077	534,360	679,399
Base management fees (note 8)	152,007	183,230	235,007
Reimbursed administrative expenses (note 8):
Salaries	73,300	88,107	122,341
Other payroll related expenses	9,226	13,773	15,936
General administrative expenses	16,716	25,080	32,925

	99,242	126,960	171,202

	582,326	844,550	1,085,608

Net lease revenue	$1,603,384	$1,808,075	$2,316,295

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(7)	Net Lease Revenue (continued)

Contingent master lease rentals earned on the Partnership’s equipment approximated $1,697,641, $1,996,100, and $2,278,254 of gross lease revenue, respectively, in the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the minimum lease rentals receivable on the Partnership’s equipment in future years under non-cancelable term operating leases were:

2009	$1,171,813
2010	633,976
2011	266,596
2012	87,924
2013	24,777
Thereafter	7,270

Total	$2,192,356

(8)	Related Party Transactions

CCC and the Leasing Agent are related parties of the Partnership.

Base management fees are equal to 7% of the gross lease revenue earned on the Partnership’s equipment. Reimbursed administrative expenses are equal to the costs expended by CCC and its affiliates for services necessary for the prudent operation of the Partnership pursuant to the Partnership Agreement. The following compensation was earned by CCC and the Leasing Agent for the years indicated:

	2008	2007	2006
Base management fees
Leasing Agent	$152,007	$183,230	$235,007

Reimbursed administrative expenses
CCC	10,308	16,897	22,208
Leasing Agent	88,934	110,063	148,994

	99,242	126,960	171,202

	$251,249	$310,190	$406,209

The following compensation was payable to CCC and the Leasing Agent at December 31, 2008 and 2007:

	2008	2007
CCC	$657	$1,199
Leasing Agent	5,764	44,336

	$6,421	$45,535

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(9) Limited Partners’ Capital
Cash distributions made to the limited partners during 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Cash Distribution from Operations	$1,526,346	$1,746,304	$2,246,201
Cash Distribution from Sales Proceeds	1,079,777	1,253,072	1,079,775

Total Cash Distributions	$2,606,123	$2,999,376	$3,325,976

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital at December 31, 2008, 2007 and 2006 was $4, $6 and $8, respectively. This is calculated by dividing the limited partners’ capital at the end of each year by 1,599,667, the total number of outstanding limited partnership units.

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
There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information
     Inapplicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The Partnership, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at February 28, 2009, are as follows:

Name	Office
Dennis J. Tietz	President and Director of CCC and Director of Cronos Ltd.

Peter J. Younger	Vice President and Director of CCC and President and Chief Executive Officer of Cronos Ltd.

John Kallas	Vice President, Secretary/Treasurer and Director of CCC

Frank P. Vaughan	Vice President, Chief Financial Officer and Director of CCC
     Dennis J. Tietz Mr. Tietz, 56, President and Director, is responsible for the general management of CCC. From 1986 until December 1998, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC’s investment programs. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.
     Mr. Tietz is a director of Cronos Ltd., the parent company of CCC. Prior to Cronos Ltd’s purchase of The Cronos Group’s assets and liabilities on August 1, 2007, Mr. Tietz served as the Chief Executive Officer and Chairman of the Board of Directors of The Cronos Group.
     Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD. Mr. Tietz served as Chairman of the International Institute of Container Lessors for its 2001 fiscal year, and currently sits on the Executive Committee of the Institute’s Board of Directors.
     Peter J. Younger Mr. Younger, 52, Vice President and Director, was elected to the Board of Directors of CCC in December 2005. From 1991 through December 2004, Mr. Younger served in various officer positions with the Leasing Agent, most recently as its Managing Director. From 1987 to 1991, Mr. Younger served as Vice President and Controller of CCC. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co., Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.
     Mr. Younger was appointed President and Chief Executive Officer of Cronos Ltd. on August 1, 2007. Prior to August 1, 2007, Mr. Younger served as The Cronos Group’s President and Chief Operating Officer in addition to being a member of The Cronos Group’s Board of Directors.
     John Kallas Mr. Kallas, 46, Vice President, Secretary/Treasurer and Director, is responsible for the administration of CCC’s container investment programs as well as treasury operations. Mr. Kallas was elected Vice President – Secretary/Treasurer on December 2007. Mr. Kallas joined the Board of Directors of CCC in November, 2000. Mr. Kallas served as CCC’s Chief Financial Officer from December 1993 to December 2007 and has held various accounting positions since joining CCC including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco, California.
     Mr. Kallas holds a Masters degree in Finance and Business Administration from St. Mary’s College, a B.S. degree in Business Administration from the University of San Francisco, and is a certified public accountant.
     Frank P. Vaughan Mr. Vaughan, 44, was first elected Vice President, Chief Financial Officer and Director of CCC in December 2007 and is currently responsible for CCC’s container investment programs’ accounting operations. See key management personnel of the Leasing Agent for further information.

     The key management personnel of the Leasing Agent at February 28, 2009, were as follows:

Name	Title
Frank P. Vaughan	Director and Secretary of Leasing Agent and Vice President, Chief Financial Officer of Cronos Ltd.

John C. Kirby	Director of Leasing Agent and Vice President — Atlantic Region of Cronos Ltd.

Timothy W. Courtenay	Director of Leasing Agent

Timothy D. May	Director of Leasing Agent and Vice President — Pacific Region of Cronos Ltd.
     Frank P. Vaughan Mr. Vaughan, 44, was appointed a Director of the Leasing Agent in November 2000. Based in the U.K., Mr. Vaughan is responsible for Cronos Ltd.’s and the Leasing Agent’s financial operations. Mr. Vaughan joined the Leasing Agent in 1991 and has held various finance and accounting positions, including Director of Planning and Manager of Group Reporting. Prior to joining Cronos in 1991, Mr. Vaughan, was an accountant with the Automobile Association in the U.K., from 1987 to 1991, where he worked in their insurance, travel, publishing, and member services divisions. Mr. Vaughan holds a Bachelor of Commerce degree, with honors, from University College Cork in Ireland, and is a qualified Chartered Management Accountant.
Mr. Vaughan was appointed Vice President and Chief Financial Officer and Secretary (USA) of Cronos Ltd. on August 1, 2007. Prior to August 1, 2007, Mr. Vaughan served as The Cronos Group’s Senior Vice President and Chief Financial Officer.
     John C. Kirby Mr. Kirby, 55, is responsible for the Leasing Agent’s marketing operations in the Atlantic region, Mr. Kirby is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC and later the Leasing Agent, until his promotion to Vice President-Operations of the Leasing Agent in 1992. Mr. Kirby is also Vice President of Cronos Ltd., the Leasing Agent’s corporate parent. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container Leasing Agent, as Technical Manager, based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.
     Timothy W. Courtenay Mr. Courtenay, 48, joined the Leasing Agent in 1995 and is based in the U.K. Mr. Courtenay serves as the Director of Risk Management. From 1988 to when he joined Cronos, Mr. Courtenay was a financial controller for a real estate firm based in London, England. Mr. Courtenay holds a B.A. degree, with honors, in Accountancy from Leeds University and is a qualified Chartered Management Accountant. Mr. Courtenay also holds a diploma in employment law.
     Timothy D. May Mr. May, 39, joined the Leasing Agent in 1996 as Technical Sales Manager, and was later appointed Corporate Operations Director. Mr. May has served as Vice President since March 2006, where he oversees lease marketing activities and operations for his region. Prior to joining Cronos in 1996, Mr. May was Operations Manager with Tiphook Container Rental and a Specialist Surveyor with Lloyds Register of Shipping. Mr. May received his Master of Business Administration degree from Henley Business School in England and holds a Bachelor of Engineering degree, with honors, from Nottingham University, also in England.

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
Section 16(a) Beneficial Ownership Reporting Compliance
     The Partnership has followed the practice of reporting acquisitions and dispositions of the Partnership’s units of limited partnership interests by CCC, its general partner. As CCC did not acquire or dispose of any of the Partnership’s units of limited partnership interests during the fiscal year ended December 31, 2008, no reports of beneficial ownership under Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed with the SEC.

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
     The following table sets forth the fees the Partnership paid (on a cash basis) to CCC or the Leasing Agent (“CCL”) for the year ended December 31, 2008.

			Cash Fees and
	Name	Description	Distributions
1)	CCL	Base management fees — equal to 7% of gross lease revenue from the leasing of containers subject to leases whereby the aggregate rental payments due during the initial term of the lease are less than the purchase price of the equipment subject to the lease pursuant to Section 4.3 of the Limited Partnership Agreement	$157,046

2)	CCC	Reimbursed administrative expenses equal to the costs expended by CCC and its affiliates for services necessary to the prudent operation of the Partnership pursuant to Section 4.4 of the Limited Partnership Agreement	$10,849
	CCL		$91,594

3)	CCC	Interest in Fund — 5% of distributions of distributable cash for any quarter pursuant to Section 6.1 of the Limited Partnership Agreement	$91,244

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
     The Partnership has no directors or officers. It is managed by CCC. CCC owns five units, representing 0.00031% of the total number of units outstanding.
(d)	Changes in Control
     Inapplicable.
Item 13. Certain Relationships and Related Transactions, and Director Independence
(a)	Transactions with Related Persons
     The Partnership’s only transactions with management and other related parties during 2008 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner, and its affiliates. See Item 11, “Executive Compensation,” herein.
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

Item 14. Principal Accountant Fees and Services
     CCC, on behalf of the Partnership, has appointed Deloitte LLP as the Partnership’s independent auditor for the fiscal year ending December 31, 2008. CCC’s board of directors has the authority to pre-approve audit related and non-audit services on behalf of the Partnership, that are not prohibited by law, to be performed by the Partnership’s independent auditors.
Audit Fees
     Audit fees represent fees for professional services provided in connection with the audit of the Partnership’s financial statements and review of its quarterly financial statements and audit services provided in connection with its statutory or regulatory filings. The Partnership incurred fees of $59,437 and $53,086 during the fiscal years ending December 31, 2008 and 2007, respectively, for these audit services.
Audit-Related Fees
     The Partnership did not incur audit-related fees during the fiscal years ending December 31, 2008 and 2007. Typically, audit-related fees, if incurred, would consist of fees for accounting consultations and other attestation services.
Tax Fees
     The Partnership did not incur tax fees during the fiscal years ending December 31, 2008 and 2007. Typically, tax fees, if incurred, would consist of fees for compliance services, tax advice and tax planning.
All Other Fees
     The Partnership did not incur any other fees for services provided by its independent auditor during the fiscal years ending December 31, 2008 and 2007.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     All schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.

     (3) Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Partnership, amended and restated as of December 28, 1995	*

3(b)	Certificate of Limited Partnership	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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
Date: March 6, 2009
     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Partnership, in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis J. Tietz Dennis J. Tietz	President and Director of Cronos Capital Corp. (“CCC”) (Principal Executive Officer of CCC)	March 6, 2009

/s/ John Kallas John Kallas	Vice President - Secretary/Treasurer and Director of CCC	March 6, 2009

/s/ Frank P. Vaughan Frank P. Vaughan	Vice President, Chief Financial Officer and Director of CCC (Principal Financial and Accounting Officer of CCC)	March 6, 2009

/s/ Peter J. Younger	Vice President and Director of CCC	March 6, 2009
Peter J. Younger

Exhibit Index

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Partnership, amended and restated as of December 28, 1995	*

3(b)	Certificate of Limited Partnership	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.