Form 10-Q
period 2009-06-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 2009-08-11
CIK 1002519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17 C.F.R. §232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

CRONOS GLOBAL INCOME FUND XVI, L.P.
Report on Form 10-Q for the Quarterly Period
Ended June 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are Cronos Global Income Fund XVI, L.P.’s (the “Partnership”) condensed balance sheets as of June 30, 2009 and December 31, 2008, condensed statements of income for the three and six months ended June 30, 2009 and 2008, and condensed statements of cash flows for the six months ended June 30, 2009 and 2008 (collectively the “Financial Statements”), prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of income for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets

Current assets:
Cash	$748,624	$886,181
Net lease receivables due from Leasing Agent	270,402	396,009
Direct finance lease receivable, due from Leasing Agent within one year, net	23,515	22,382

Total current assets	1,042,541	1,304,572

Direct finance lease receivable, due from Leasing Agent after one year, net	37,767	21,091

Container rental equipment, at cost	15,973,569	18,016,216
Less accumulated depreciation	(11,465,013)	(12,517,613)

Net container rental equipment	4,508,556	5,498,603

Total assets	$5,588,864	$6,824,266

Partners’ Capital

Partners’ capital:
General partner	467	607
Limited partners	5,588,397	6,823,659

Total partners’ capital	$5,588,864	$6,824,266

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net lease revenue from Leasing Agent	$228,620	$370,093	$523,384	$814,203

Other operating (expenses) income:
Depreciation	(247,771)	(340,984)	(505,485)	(674,087)
Other general and administrative expenses	(27,467)	(39,091)	(53,309)	(77,166)
Net gain on disposal of equipment	38,136	30,667	87,636	41,845

	(237,102)	(349,408)	(471,158)	(709,408)

(Loss) income from operations	(8,482)	20,685	52,226	104,795

Other income:
Interest income	—	1,103	—	4,137

Net (loss) income	$(8,482)	$21,788	$52,226	$108,932

Allocation of net (loss) income:
General partner	$19,454	$41,947	$41,080	$70,834
Limited partners	(27,936)	(20,159)	11,146	38,098

	$(8,482)	$21,788	$52,226	$108,932

Limited partners’ per unit share of net (loss) income	$(0.02)	$(0.01)	$0.01	$0.02

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008

Net cash provided by operating activities	$528,935	$806,519

Cash flows from investing activities:
Proceeds from sale of container rental equipment	621,135	576,799

Cash flows from financing activities:
Distributions to general partner	(41,220)	(46,190)
Distributions to limited partners	(1,246,407)	(1,233,077)

Net cash used in financing activities	(1,287,627)	(1,279,267)

Net (decrease) increase in cash	(137,557)	104,051

Cash at the beginning of the period	886,181	831,160

Cash at the end of the period	$748,624	$935,211

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

In April 2009, the Partnership commenced its 14th year of operations and continued its liquidation phase, wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At June 30, 2009, approximately 63% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses.

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

Container rental equipment is depreciated over a 15-year life using the straight-line basis to its residual value of 10% of original equipment cost. CCC evaluates the period of depreciation and residual values to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis of projected future cash flows from container rental equipment operations is prepared annually, or upon material changes in market conditions. Indicators of a potential impairment include a sustained decrease in utilization or operating profitability, or indications of technological obsolescence. The primary variables utilized in the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire container fleet rather than for container type or each individual container. As a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges recorded against the carrying value of container rental equipment for the six-month periods ended June 30, 2009 and 2008.

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
(2)	Net Lease Receivables Due from Leasing Agent

Net lease receivables due from Leasing Agent at June 30, 2009 and December 31, 2008 comprised:

	June 30,	December 31,
	2009	2008

Gross lease receivables	$496,643	$607,309
Less:
Direct operating expenses payable	158,333	131,180
Base management fees payable	21,928	30,874
Reimbursed administrative expenses payable	6,548	6,421
Allowance for doubtful accounts	39,432	42,825

Net lease receivables due from Leasing Agent	$270,402	$396,009

Included within the amount of gross lease receivables are $101,674 and $183,061 in respect of amounts owed by the Leasing Agent in relation to the disposal of containers for the six months ended June 30, 2009, and the year ended December 31, 2008, respectively.
(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue

Net lease revenue for the three and six-month periods ended June 30, 2009 and 2008 comprised:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Gross lease revenue	$378,207	$550,827	$833,494	$1,134,531
Interest income (loss) from direct finance lease	2,705	(5,540)	5,182	(5,540)
Less:
Direct operating expenses	105,079	108,113	216,642	179,987
Base management fees	26,472	37,484	57,616	77,682
Reimbursed administrative expenses
Salaries	15,899	22,750	30,785	43,275
Other payroll related expenses	1,310	2,234	3,065	4,753
General and administrative expenses	3,532	4,613	7,184	9,091

	152,292	175,194	315,292	314,788

Net lease revenue	$228,620	$370,093	$523,384	$814,203

(4)	Operating Segment

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

A summary of gross lease revenue earned by each Partnership container type for the periods ended June 30, 2009 and 2008 follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Dry cargo containers	$288,667	$420,345	$643,271	$847,441
Refrigerated containers	51,518	83,483	113,483	200,518
Tank containers	38,022	46,999	76,740	86,572

Total	$378,207	$550,827	$833,494	$1,134,531

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.
(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(5)	Limited Partners’ Capital

Cash distributions made to the limited partners for the six-month periods ended June 30, 2009 and 2008 were as follows:

	Six Months Ended
	June 30,	June 30,
	2009	2008

Cash Distribution from Operations	$673,192	$793,168
Cash Distribution from Sales Proceeds	573,215	439,909

Total Cash Distributions	$1,246,407	$1,233,077

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital at June 30, 2009, and December 31, 2008, was $3.49 and $4.27, respectively. This is calculated by dividing the limited partners’ capital at the end of June 30, 2009, and December 31, 2008, by 1,599,667, the total number of outstanding limited partnership units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2008, Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
Results of Operations
Partnership Overview
     Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested with CCC. A Leasing Agent Agreement exists between the Partnership and the Leasing Agent, whereby the Partnership contracted with the Leasing Agent to manage the leasing operations for all equipment owned by the Partnership. In addition to responsibility for leasing and re-leasing the equipment to ocean carriers, the Leasing Agent disposes of the containers at the end of their useful economic life. The Leasing Agent has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Agent to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Agent and its affiliates, as part of a single fleet operated without regard to ownership.
     All of the revenue generated by the Partnership comes from the leasing and sale of marine dry cargo, refrigerated and tank containers. The primary component of the Partnership’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from the gross lease revenues that are generated from the leasing of the Partnership’s containers. Gross lease revenue is directly related to the size, utilization and per-diem rental rates of the Partnership’s fleet. Direct operating expenses are direct costs associated with the Partnership’s containers and may be categorized as follows:
•	Activity-related expenses, including agent costs and depot costs such as repairs, maintenance and handling;

•	Inventory-related expenses for off-hire containers, comprising storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered and the frequency and size of repositioning moves undertaken; and

•	Legal and other expenses, including legal costs related to the recovery of containers and doubtful accounts, insurance and provisions for doubtful accounts.
     The following table summarizes the composition of the Partnership’s operating lease fleet based on container type (measured in twenty foot equivalent unit) at June 30, 2009:

	Dry Cargo	Refrigerated	Tank
	Containers	Containers	Containers	Total

Container on lease:
Master lease	4,264	90	19	4,373
Term lease
Short term[1]	338	2	11	351
Long term[2]	1,139	37	12	1,188

	1,477	39	23	1,539

Subtotal	5,741	129	42	5,912
Containers off-hire	1,467	20	9	1,496

Total container fleet	7,208	149	51	7,408

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before June 2010.

2.	Long term leases represent term leases, the majority of which will expire between July 2010 and December 2021.

     At June 30, 2009, approximately 63% of the original equipment remained in the Partnership’s operating fleet, compared to approximately 65% at December 31, 2008. The following table details the proportion of the operating lease fleet remaining by product type (measured in twenty equivalent unit (TEU)):

	Dry Cargo		Refrigerated		Tank
	Containers		Containers		Containers		Total
	TEU	%	TEU	%	TEU	%	TEU	%
Total purchases	11,053	100%	690	100%	52	100%	11,795	100%
Less disposals	3,845	35%	541	78%	1	2%	4,387	37%

Remaining fleet at June 30, 2009	7,208	65%	149	22%	51	98%	7,408	63%

Market & Industry Overview
     The overall operating environment for shipping lines and other customers showed little or no signs of improvement in the first half of 2009, and in some cases deteriorated. The growth rate for containerized trade has declined or become negative on certain trade routes as a result of the global economic and financial crisis that has impacted almost all major economies.
     Shipping lines are experiencing declining revenues as trade volumes have fallen, and are facing increased costs, credit restrictions and surplus container and containership capacity. Credit market constraints may have an impact on the ability of shipping lines to fund existing contractual commitments for new ship building and other capital programs. In addition, existing financial facilities may become increasingly difficult to refinance as they fall due and it is likely that, on renewal, the cost of such facilities will increase, therefore, creating liquidity concerns.
     For container leasing companies, a reduction or decline in the growth rate for containerized trade will usually result in surplus container capacity, declining utilization rates, downward pressure on existing lease rates, higher levels of direct operating expenses as activity and inventory related costs increase and increased risk of customer default.
     Utilization declined by 3% over the course of the second quarter as surplus containers were redelivered by customers. The level of direct operating expenses increased in line with the resulting change in inventories of off- hire containers.
     The sale of containers at the end of their useful economic life has had a strong positive effect on the Partnership’s income from operations. In recent years, strong containerized trade volumes resulted in only a limited supply of containers available for sale into secondary markets, contributing to sale prices reaching historically high levels. This situation has changed in the second quarter of 2009, resulting in an increase in the supply of containers available for sale to secondary markets and a reduction in container sales prices toward longer-term average historical levels. The average proceeds realized on the disposal of dry cargo containers in the first half of 2009 were approximately 16% lower than for the corresponding period in 2008. Future disposal volumes and the level of proceeds realized on the disposition of such containers will depend on a variety of factors including the location of the container at the time of disposition, foreign currency exchange rates, the lease market for marine cargo containers, the cost of new containers and the quantity of used containers supplied to the secondary market.

     The Partnership’s average fleet size and utilization rates for the six-month periods ended June 30, 2009 and 2008 were as follows:

	Six Months Ended
	June 30,	June 30,
	2009	2008
Fleet size (measured in twenty foot equivalent units)
Dry cargo containers	7,484	8,371
Refrigerated containers	187	356
Tank containers	51	51

Utilization rates for combined fleet
Average for the period	84%	92%
Position at end of period	80%	94%
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
Overview
     Net loss for the three months ended June 30, 2009, was $8,482, a decrease of $30,270, or 139%, when compared to net income of $21,788 in the corresponding period in the prior year. The primary changes between the two periods included the impact of:
•	a 15% reduction in the size of the container fleet as equipment that was redelivered by customers was sold;

•	a decline in the levels of net lease revenues, resulting from the combined effect of a reduction in the size of the fleet, lower utilization and lease per-diem levels; and

•	a decrease in depreciation expense as a result of the declining fleet size.
Analysis and discussion
     Net lease revenue was $141,473, or 38%, lower in the second quarter of 2009 than the corresponding period in 2008. The decline was primarily due to a $172,620 decrease in gross lease revenue (a component of net lease revenue), of which approximately 52% was attributable to a reduction in the size of the Partnership’s fleet size and 48% was attributable to the combined effect of lower utilization rates and lower dry cargo container per-diem rental rates.
     Depreciation expense of $247,771 was $93,213, or 27%, lower than in the corresponding period in 2008. This was a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses were $27,467 for the three-month period ended June 30, 2009, a decrease of $11,624, or 30%, when compared to the same period in 2008. The decrease was attributable to lower fees for audit services and investor administrative services.
     Net gains on disposal of equipment for the three months ended June 30, 2009, was $38,136, an increase of $7,469, or 24%, when compared to the corresponding period in 2008. The Partnership disposed of 239 containers, compared to 190 containers during the same three-month period in 2008. The decline in disposal sale price per container was offset by the impact of the higher volume of container units disposed and lower net book value from an additional year of depreciation.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
Overview
     Net income for the six months ended June 30, 2009, was $52,224, a decrease of $56,708, or 52%, when compared to the corresponding period in the prior year. The primary changes between the two periods included the impact of:
•	a 14% reduction in the size of the container fleet as equipment that was redelivered by customers was sold;

•	a decline in the levels of net lease revenues, resulting from the combined effect of a reduction in the size of the fleet, lower utilization, lease per-diem levels and increased direct operating expenses; and

•	a decrease in depreciation expense as a result of the declining fleet size.
Analysis and discussion
     Net lease revenue was $290,819, or 36%, lower in the second quarter of 2009 than the corresponding period. The decline was primarily due to a $301,037 decrease in gross lease revenue (a component of net lease revenue), of which approximately 52% was attributable to reduction in the size of the Partnership’s fleet size and 48% was attributable to the combined effect of lower utilization rates and lower dry cargo container per-diem rental rates.
     Depreciation expense of $505,485 was $168,602, or 25%, lower than in the corresponding period in 2008. This was a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses were $53,309 for the six-month period ended June 30, 2009, a decrease of $23,857, or 31%, when compared to the same period in 2008. The decrease was attributable to lower fees for audit services and third-party investor administrative services.
     Net gains on disposal of equipment for the six months ended June 30, 2009, was $87,636, an increase of $45,791, or 109%, when compared to the corresponding period in 2008. The Partnership disposed of 421 containers, compared to 329 containers during the same six-month period in 2008. The increase in the net gain was due to the higher volume of container units disposed, offset by the decline in the lower average proceeds per container unit.
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
     At June 30, 2009, the Partnership had $748,624 in cash, a decrease of $137,557 from cash balances at December 31, 2008. As of June 30, 2009, the Partnership held its cash on deposit in an operating bank account. The Partnership will review its investment strategy for cash balances on a periodic basis but for the immediate future it will hold all available balances on deposit in operating bank accounts.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $528,935 during the six months ended June 30, 2009, compared to $806,519 for the same six-month period in 2008.
     Cash from Investing Activities: Net cash provided by investing activities was $621,135 during the six months ended June 30, 2009, compared to $576,799 in the corresponding period of 2008. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $1,287,627 during the six months ended June 30, 2009, compared to $1,279,267 during the six months ended June 30, 2008. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
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

Date: August 11, 2009

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