Form 10-Q
period 2009-09-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 2009-11-06
CIK 1002519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Report on Form 10-Q for the Quarterly Period
Ended September 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are Cronos Global Income Fund XVI, L.P.’s (the “Partnership”) condensed balance sheets as of September 30, 2009 and December 31, 2008, condensed statements of operations for the three and nine months ended September 30, 2009 and 2008, and condensed statements of cash flows for the nine months ended September 30, 2009 and 2008 (collectively the “Financial Statements”), prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets

Current assets:
Cash	$674,190	$886,181
Net lease receivables due from Leasing Agent	198,340	396,009
Direct finance lease receivable, due from Leasing Agent within one year, net	22,753	22,382

Total current assets	895,283	1,304,572

Direct finance lease receivable, due from Leasing Agent after one year, net	42,948	21,091

Container rental equipment, at cost	15,097,946	18,016,216
Less accumulated depreciation	(11,004,164)	(12,517,613)

Net container rental equipment	4,093,782	5,498,603

Total assets	$5,032,013	$6,824,266

Partners’ Capital

Partners’ capital:
General partner	1,074	607
Limited partners	5,030,939	6,823,659

Total partners’ capital	$5,032,013	$6,824,266

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net lease revenue from Leasing Agent	$181,459	$397,201	$704,843	$1,211,404

Other operating (expenses) income:
Depreciation	(226,548)	(321,888)	(732,033)	(995,975)
Other general and administrative expenses	(33,328)	(38,614)	(86,637)	(115,780)
Net gain on disposal of equipment	76,542	50,682	164,178	92,527

	(183,334)	(309,820)	(654,492)	(1,019,228)

(Loss) income from operations	(1,875)	87,381	50,351	192,176

Other income:
Interest income	—	1,059	—	5,196

Net (loss) income	$(1,875)	$88,440	$50,351	$197,372

Allocation of net (loss) income:
General partner	$15,697	$23,815	$56,777	$94,649
Limited partners	(17,572)	64,625	(6,426)	102,723

	$(1,875)	$88,440	$50,351	$197,372

Limited partners’ per unit share of net (loss) income	$(0.01)	$0.04	$—	$0.06

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2009	2008

Net cash provided by operating activities	$719,040	$1,159,128

Cash flows from investing activities:
Proceeds from sale of container rental equipment	911,574	922,147

Cash flows from financing activities:
Distributions to general partner	(56,311)	(69,567)
Distributions to limited partners	(1,786,294)	(1,919,600)

Net cash used in financing activities	(1,842,605)	(1,989,167)

Net (decrease) increase in cash	(211,991)	92,108

Cash at the beginning of the period	886,181	831,160

Cash at the end of the period	$674,190	$923,268

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

In April 2009, the Partnership commenced its 14th year of operations and continued its liquidation phase, wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At September 30, 2009, approximately 60% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In accordance with Accounting Standards Codification (the “Codification” or “ASC”) 360-10-35 — “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis of projected future cash flows from container rental equipment operations is prepared when indicators, such as material changes in market conditions, are present. Indicators of a potential impairment include a sustained decrease in utilization or operating profitability, or indications of technological obsolescence. The primary variables utilized in the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire container fleet rather than for container type or each individual container. As a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges recorded against the carrying value of container rental equipment for the nine-month periods ended September 30, 2009 and 2008.

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

Actual cash distributions differ from the allocations of net income or loss between the general and limited partners as presented in these financial statements. Partnership distributions are paid to the partners (general and limited) from distributable cash from operations, allocated 95% to the limited partners and 5% to CCC. Distributions of sales proceeds are allocated 99% to the limited partners and 1% to CCC. The allocations remain in effect until such time as the limited partners have received from the Partnership aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 85% to the limited partners and 15% to CCC. Cash distributions from operations to CCC in excess of 5% of distributable cash will be considered an incentive fee and will be recorded as compensation to CCC, with the remaining distributions from operations charged to partners’ capital.
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

(g)	Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168 — “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (the “Codification” or “ASC”) will be the single source of authoritative non-governmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative.
(2) Net Lease Receivables Due from Leasing Agent
Net lease receivables due from Leasing Agent at September 30, 2009 and December 31, 2008 comprised:

	September 30,	December 31,
	2009	2008

Gross lease receivables	$455,806	$607,309
Less:
Direct operating expenses payable	190,898	131,180
Base management fees payable	19,403	30,874
Reimbursed administrative expenses payable	6,589	6,421
Allowance for doubtful accounts	40,576	42,825

Net lease receivables due from Leasing Agent	$198,340	$396,009

Included within the amount of gross lease receivables are $88,150 and $183,061 in respect of amounts owed by the Leasing Agent in relation to the disposal of containers for the nine months ended September 30, 2009, and the year ended December 31, 2008, respectively.
(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(3) Net Lease Revenue
Net lease revenue for the three and nine-month periods ended September 30, 2009 and 2008 comprised:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Gross lease revenue	$333,252	$538,687	$1,166,746	$1,673,217
Interest income (loss) from direct finance lease	5,557	2,539	10,739	(3,000)
Less:
Direct operating expenses	114,312	84,573	330,954	264,560
Base management fees	23,535	37,407	81,151	115,089
Reimbursed administrative expenses
Salaries	14,783	16,696	45,568	59,971
Other payroll related expenses	1,215	1,410	4,280	6,163
General and administrative expenses	3,505	3,939	10,689	13,030

	157,350	144,025	472,642	458,813

Net lease revenue	$181,459	$397,201	$704,843	$1,211,404

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
A summary of gross lease revenue earned by each Partnership container type for the periods ended September 30, 2009 and 2008 follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Dry cargo containers	$256,508	$418,447	$899,779	$1,265,888
Refrigerated containers	40,908	80,328	154,391	280,846
Tank containers	35,836	39,912	112,576	126,483

Total	$333,252	$538,687	$1,116,746	$1,673,217

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in ASC 280-10-05 — “Segment Reporting”.
(Continued)

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(5) Limited Partners’ Capital
Cash distributions made to the limited partners for the nine-month periods ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2009	2008

Cash Distribution from Operations	$899,812	$1,179,753
Cash Distribution from Sales Proceeds	886,482	739,847

Total Cash Distributions	$1,786,294	$1,919,600

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.
The limited partners’ per unit share of capital at September 30, 2009, and December 31, 2008, was $3.14 and $4.27, respectively. This is calculated by dividing the limited partners’ capital at the end of September 30, 2009, and December 31, 2008, by 1,599,667, the total number of outstanding limited partnership units.

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
     The following table summarizes the composition of the Partnership’s operating lease fleet based on container type, and is measured in twenty foot equivalent units (TEUs) at September 30, 2009:

	Dry Cargo	Refrigerated	Tank
	Containers	Containers	Containers	Total

Container on lease:
Master lease	4,107	70	20	4,197
Term lease
Short term[1]	348	4	12	364
Long term[2]	1,077	33	9	1,119

	1,425	37	21	1,483

Subtotal	5,532	107	41	5,680
Containers off-hire	1,383	28	9	1,420

Total container fleet	6,915	135	50	7,100

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before September 2010.

2.	Long term leases represent term leases, the majority of which will expire between October 2010 and December 2021.

     At September 30, 2009, approximately 60% of the original equipment remained in the Partnership’s operating fleet, compared to approximately 65% at December 31, 2008. The following table details the proportion of the operating lease fleet remaining by product type, and is measured in TEUs:

	Dry Cargo		Refrigerated
	Containers		Containers		Tank Containers		Total
	TEU	%	TEU	%	TEU	%	TEU	%
Total purchases	11,053	100%	690	100%	52	100%	11,795	100%
Less disposals	4,138	37%	555	80%	2	4%	4,695	40%

Remaining fleet at September 30, 2009	6,915	63%	135	20%	50	96%	7,100	60%

Market & Industry Overview
     One of the primary effects of the decline in global trade levels on the container leasing industry has been the pace at which leased containers have been redelivered by shipping lines as they have attempted to correct the over-supply of equipment in their container fleets. This resulting decline in utilization of the Partnership fleet has led to an increase in inventory and activity related expenses. Although there are signs that the rate of decline in utilization leveled off in the third quarter of 2009, the overall market still reflects the underlying uncertainty in the global economy.
     Shipping lines continue to experience challenging operating conditions. The deterioration in the financial condition of the Partnership’s customers since the beginning of the current economic crisis means that there is a risk that the size and number of customer defaults may increase. The Leasing Agent maintains insurance to protect against customer defaults and customer payments are monitored continually for deterioration and risk of default. However, if a major customer defaulted and ceased trading, the net lease revenue of the Partnership would decline and it could potentially incur additional losses for receivables and containers not recovered to the extent that the losses exceeded the insurance cover available.
     In recent years, the strong leasing environment meant that there was a limited supply of containers available for sale into the secondary market, contributing to sale prices reaching historically high levels. As a result of the global economic down-turn, the availability of containers for sale into the secondary markets has increased and there has been a decrease in container sales prices toward longer-term average historical levels. In 2009, the average proceeds realized per dry container was approximately 23% lower than in the first nine months of 2008. Future proceeds and the volume of containers disposed will be highly dependent on factors such as the performance of the container leasing market, regional economics, currency stability, new equipment prices and the volume of new equipment entering the market place.
     The Partnership’s average fleet size and utilization rates for the nine-month periods ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Fleet size (measured in TEUs)
Dry cargo containers	7,345	8,278
Refrigerated containers	173	333
Tank containers	51	51

Utilization rates for combined fleet
Average for the period	83%	92%
Position at end of period	80%	95%

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
Overview
     Net loss for the three months ended September 30, 2009, was $1,875, a decrease of $90,315, when compared to net income of $88,440 in the corresponding period in the prior year. The primary changes between the two periods included the impact of:
•	a 14% reduction in the size of the container fleet (measured in TEUs) as equipment that was redelivered by customers was sold;

•	a decline in the levels of net lease revenues, resulting from the combined effect of a reduction in the size of the fleet, lower utilization and lease per-diem levels; and

•	a decrease in depreciation expense as a result of the declining fleet size.
Analysis and discussion
     Net lease revenue decreased $215,742, or 54%, in the third quarter of 2009 when compared to the corresponding period in 2008. The decline was primarily due to a $205,435 decrease in gross lease revenue (a component of net lease revenue), of which approximately 41% was attributable to a reduction in the size of the Partnership’s fleet size and 59% was attributable to the combined effect of lower utilization rates and lower dry cargo container per-diem rental rates.
     Depreciation expense of $226,548 was $95,340, or 30%, lower than in the corresponding period in 2008. This was a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses were $33,328 for the three-month period ended September 30, 2009, a decrease of $5,286, or 14%, when compared to the same period in 2008. The decrease was attributable to lower fees for audit services and investor administrative services.
     Net gains on disposal of equipment for the three months ended September 30, 2009, were $76,542, an increase of $25,860, or 51%, when compared to the corresponding period in 2008. The Partnership disposed of 230 containers, compared to 161 containers during the same three-month period in 2008. The decline in disposal sale price per container was offset by the impact of the higher volume of containers disposed and lower net book value from an additional year of depreciation.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
Overview
     Net income for the nine months ended September 30, 2009, was $50,351, a decrease of $147,021, or 74%, when compared to the corresponding period in the prior year. The primary changes between the two periods included the impact of:
•	a 13% reduction in the size of the container fleet (measured in TEUs) as equipment that was redelivered by customers was sold;

•	a decline in the levels of net lease revenues, resulting from the combined effect of a reduction in the size of the fleet, lower utilization, lease per-diem levels and increased direct operating expenses; and

•	a decrease in depreciation expense as a result of the declining fleet size.
Analysis and discussion
     Net lease revenue decreased $506,561, or 42%, in the nine-month period ended September 30, 2009 when compared to the corresponding period. The decline was primarily due to a $506,471 decrease in gross lease revenue (a component of net lease revenue), of which approximately 48% was attributable to reduction in the size of the Partnership’s fleet size and 52% was attributable to the combined effect of lower utilization rates and lower dry cargo container per-diem rental rates.
     Depreciation expense of $732,033 was $263,942, or 27%, lower than in the corresponding period in 2008. This was a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses were $86,637 for the nine-month period ended September 30, 2009, a decrease of $29,143, or 25%, when compared to the same period in 2008. The decrease was attributable to lower fees for audit services and third-party investor administrative services.
     Net gains on disposal of equipment for the nine months ended September 30, 2009, was $164,178, an increase of $71,651, or 77%, when compared to the corresponding period in 2008. The Partnership disposed of 650 containers, compared to 490 containers during the same nine-month period in 2008. The increase in the net gain was due to the higher volume of containers disposed, offset by the decline in lower average proceeds per container and lower net book value from an additional year of depreciation.
Liquidity and Capital Resources
     During the Partnership’s first ten years of operations, the Partnership’s primary objective was to generate cash flow from operations for distribution to its limited partners. The Partnership relied primarily on container rental receipts to meet this objective. No credit lines are maintained to finance working capital. Commencing in April 2007, the Partnership entered its liquidation phase, wherein CCC began to focus its attention on the retirement of the remaining equipment in the Partnership’s container fleet, in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be 15 years after placement in leased service.
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
     At September 30, 2009, the Partnership had $674,190 in cash, a decrease of $211,991 from cash balances at December 31, 2008. As of September 30, 2009, the Partnership held its cash on deposit in an operating bank account. The Partnership will review its investment strategy for cash balances on a periodic basis but for the immediate future it will hold all available balances on deposit in operating bank accounts.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $719,040 during the nine months ended September 30, 2009, compared to $1,159,128 for the same nine-month period in 2008.

     Cash from Investing Activities: Net cash provided by investing activities was $911,574 during the nine months ended September 30, 2009, compared to $922,147 in the corresponding period of 2008. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $1,842,605 during the nine months ended September 30, 2009, compared to $1,989,167 during the nine months ended September 30, 2008. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
Critical Accounting Policies
     The Partnership’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Partnership has identified three significant policies that require the Partnership to make subjective and / or complex judgments about matters that are inherently uncertain. These policies include the following:
•	Container equipment — depreciable lives and residual values.

•	Container equipment — recoverability and valuation in accordance with ASC 360-10-35 — “Accounting for the Impairment or Disposal of Long Lived Assets”.

•	Allowance for doubtful accounts.
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
Item 4. Submissions of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Appointment and Confirmation of Officers and Audit Committee of CCC. See Exhibit 17A.
Item 6. Exhibits
(a) Exhibits

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement, amended and restated as of December 28, 1995	*
3(b)	Certificate of Limited Partnership	**
10	Form of Leasing Agent Agreement with Cronos Containers Limited	***
17A	Appointment and Confirmation of Officers and Audit Committee of CCC	Filed with this document
31.1	Rule 13a-14 Certification	Filed with this document
31.2	Rule 13a-14 Certification	Filed with this document
32	Section 1350 Certification	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CRONOS GLOBAL INCOME FUND XVI, L.P.
By	Cronos Capital Corp.
The General Partner

By	/s/ Peter J. Younger
Peter J. Younger
President and Chief Executive Officer of Cronos Capital Corp. (“CCC”) Principal Executive Officer of CCC

By	/s/ Frank P. Vaughan
Frank P. Vaughan
Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: November 6, 2009

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement, amended and restated as of December 28, 1995	*

3(b)	Certificate of Limited Partnership	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

17A	Appointment and Confirmation of Officers and Audit Committee of CCC	Filed with this document

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.