Form 10-K
period 2009-12-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 2010-03-09
CIK 1002519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
UNITS OF LIMITED PARTNERSHIP INTERESTS
(Title of Class)
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17 C.F.R. §232.405 ) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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
Ended December 31, 2009

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
     On October 9, 1995, the Leasing Agent entered into an agreement (the “ Leasing Agent Agreement”) with the Partnership whereby the parties contracted for the Leasing Agent to manage the leasing operations for all equipment owned by the Partnership. Prior to August 1, 2007, the parent company of CCC was The Cronos Group S.A. (“CGH”), a Luxembourg registered company. CGH announced on February 28, 2007, that it had entered into an asset purchase agreement (the “Asset Purchase Agreement”) with CRX Acquisition Ltd. (“CRX”) and FB

Transportation Capital LLC, a Delaware limited liability company (“FB Transportation”). Under the terms of the Asset Purchase Agreement, and subject to the conditions stated therein, CGH agreed to sell all of its assets to CRX and CRX agreed to assume all of CGH’s liabilities. FB Transportation is an affiliate of Fortis Bank S.A. / N.V .
     At a special meeting held August 1, 2007, CGH’s shareholders approved the Asset Purchase Agreement and the transactions contemplated thereunder, including CGH’s dissolution and liquidation. The sale of CGH’s assets and liabilities to CRX occurred later that same day. Promptly following the closing, CGH changed its name to CRG Liquidation Company, and CRX changed its name to Cronos Ltd.
     The container leasing business of CGH has been continued by the Parent Company as a private company. Management of CGH has continued as the management of the Parent Company and acquired an equity interest in the Parent Company at closing.
     See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for discussion of recent developments of the Partnership’s business.
     For information concerning the Partnership’s owned containers, see Item 2, “Properties ”.
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
     One of the primary benefits of containerization has been the ability of the shipping industry to effectively lower freight rates due to the efficiencies created by standardized intermodal containers. Containers can be handled much more efficiently than loose cargo and are typically shipped via several modes of transportation, including ship, truck and rail. Containers allow for efficient loading and unloading and remain sealed until arrival at the final destination, significantly reducing transport time, labor and handling costs and losses due to damage and theft. Efficient movement of containerized cargo between ship and shore reduces the amount of time that a ship must spend in port.
     The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960’s, resulting in an increased demand for containers. The world’s container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 28 million TEU by the end of 2009. The container leasing business is cyclical, and depends largely upon the rate of growth in the volume of world trade.
Benefits of Leasing
     The container fleets of leasing companies represent approximately 39% of the world’s container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleet of containers by leasing a portion of their equipment from container leasing companies and, in doing so, achieve the following financial and operational benefits:
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
Fleet Profile
     The Partnership owns marine cargo containers manufactured to specifications that exceed ISO standards and are designed to minimize repair and operating costs.
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
     Refrigerated containers are used to transport temperature-sensitive products, such as meat, fruit and vegetables. The majority of the Partnership’s 20-foot refrigerated containers have high-grade stainless steel outer walls, while most of the Partnership’s 40-foot refrigerated containers are steel framed with aluminum outer walls to reduce weight. All refrigerated containers are designed to minimize repair and maintenance and maximize damage resistance. All of the Partnership’s refrigerated containers utilize sophisticated refrigeration machinery. Refrigerated containers are technologically more complex than other types of marine cargo containers.
     The Partnership’s tank container fleet is constructed and maintained in accordance with international codes for the worldwide transport and storage of bulk liquids on both land and sea. These codes include the ISO, the International Maritime Organization standards and recommendations and the American Society of Mechanical Engineers VIII Pressure Vessel Design Code. The Partnership’s tank fleet may carry highly flammable materials, corrosives, toxics and oxidizing substances, but are also capable of carrying non-hazardous materials and food products. They have a capacity of between 17,500 and 26,000 liters and are generally insulated and equipped with steam or electrical heating.
     The following table sets forth the number of containers in the Partnership’s operating lease fleet based on container type, and is measured in TEUs at December 31, 2009:

	Dry Cargo	Refrigerated
	Containers	Containers	Tank Containers	Total
Container on lease:
Master lease	3,906	52	21	3,979
Term lease
Short term[1]	446	4	13	463
Long term[2]	916	27	9	952

	1,362	31	22	1,415

Subtotal	5,268	83	43	5,394
Containers off-hire	1,274	31	7	1,312

Total container fleet	6,542	114	50	6,706

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire in 2010.

2.	Long term leases represent term leases that will expire after 2010.
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
Customers
     The Partnership does not believe that its ongoing business is dependent upon a single sub-lessee of the Leasing Agent, although the loss of one or more of the Leasing Agent’s sub-lessees could have an adverse effect upon its business. The following sub-lessees of the Leasing Agent each generated more than 10% of the gross lease revenue earned on the Partnership’s equipment in 2009: Mediterranean Shipping Company S.A. generated approximately 16%, or $236,007 of gross lease revenue, and Hapag-Lloyd AG generated approximately 14%, or $201,975 of gross lease revenue. The majority of the Leasing Agent’s sub-lessees are billed and pay in United States (“US”) dollars.

Credit Controls
     The Leasing Agent sets maximum credit limits for all of the Partnership’s customers, limiting the number of containers leased to each according to established credit criteria. The Leasing Agent continually tracks its credit exposure to each customer. The Leasing Agent’s credit committee meets oversees the performance of the Partnership’s customers and recommends actions to be taken in order to minimize credit risks. The Leasing Agent uses specialist third party credit information services and reports prepared by local staff to assess credit quality.
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
Disposition of Used Containers
     The Partnership estimates that the useful operational life for its containers is 15 years. On behalf of the Partnership, the Leasing Agent disposes of used containers in a worldwide secondary market in which buyers include wholesalers, mini-storage operators, construction companies and others. The market for used containers generally depends on the location of the container at the time of disposition, foreign currency exchange rates, the lease market for marine cargo containers, the cost of new containers, the quantity of used containers being supplied to the secondary market, technological advances in container construction and in techniques of ocean transportation, and developments in world trade. As the Partnership’s fleet ages, a larger proportion of its revenue and cash flow will be derived from selling its containers.
Operations
     The Partnership’s sales and marketing operations are conducted through the Leasing Agent in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, New Jersey, Antwerp, Genoa, Gothenburg, Hamburg, Singapore, Hong Kong, Sydney, Tokyo, Taipei, Seoul, Rio de Janeiro, Shanghai, Lisbon and Chennai.
     The Leasing Agent also maintains agency relationships with 15 independent agents around the world who are located in jurisdictions where the volume of the Leasing Agent’s business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Agent office or dedicated agent. Agents provide marketing support to the area offices covering the region, together with limited operational support.
     In addition, the Leasing Agent relies on the services of 189 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Agent’s area offices authorize all container movements into and out of the depot and supervise all repairs and maintenance performed by the depot. The Leasing Agent’s technical staff sets the standards for repair of its managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a link to the Leasing Agent’s operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and prepared for re-leasing to the next customer.

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
Insurance
     The Leasing Agent’s lease agreements typically require customers to obtain insurance to cover all risks of physical damage and loss of the equipment under lease, as well as public liability and property damage insurance. The precise nature and amount of the insurance carried by each customer may vary. The Leasing Agent has purchased insurance policies that provide secondary coverage effective in the event that a customer fails to have adequate primary coverage and coverage that insures against customer default events. These policies cover liability arising out of bodily injury and / or property damage as a result of the ownership and operation of the containers, as well as insurance against loss or damage to the containers, loss of lease revenue in certain cases and the cost of container recovery and repair. The Leasing Agent believes that the nature and the amounts of its insurance are customary in the container leasing industry and subject to standard industry deductions and exclusions.
Competition
     Container leasing companies compete not only with one another but also with their customers, primarily the shipping lines. Approximately 39% of the world’s container fleet is owned by container leasing companies, with the balance owned by shipping lines and other non-leasing owners.
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
     The Leasing Agent, on behalf of the Partnership, competes with various container leasing companies in the markets in which it conducts business. Mergers and acquisitions have been a feature of the container leasing industry for over a decade, and currently, the container leasing market essentially comprises three distinct groups. The first group includes six of the largest leasing companies that control almost 73% of the total leased fleet. The second group, consisting of five companies, which includes the Leasing Agent, controls approximately 20% of the total leased fleet. The third group controls the remaining 8%, and is comprised of smaller, more specialized fleet operators and new entrants to the container leasing industry who have been attracted by high levels of containerized trade and low entry barriers to the container leasing industry.
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
Employees
     The Partnership is a limited partnership and is managed by CCC and accordingly does not itself have any employees. At February 28, 2010, CCC had 18 employees and the Leasing Agent had 24 employees.
     (c) Financial Information About Segments
     An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. The Leasing Agent’s management operates the Partnership’s container fleet as a homogeneous unit and has determined that as such it has a single reportable operating segment.
     The Partnership derives revenues from dry cargo and specialized containers. Specialized containers comprise refrigerated and tank containers. A summary of gross lease revenue earned by each Partnership container product for the years ended December 31, 2009, 2008 and 2007 follows:

	2009	2008	2007
Dry cargo containers	$1,150,647	$1,663,728	$1,926,769
Refrigerated containers	190,501	356,450	567,939
Tank containers	149,150	165,428	157,917

Total	$1,490,298	$2,185,606	$2,652,625

     Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide geographic area information. Any attempt to separate “foreign” operations from “domestic” operations would be dependent on definitions and assumptions that are so subjective as to render the information meaningless and potentially misleading. Accordingly, the Partnership believes that it does not possess discernible geographic reporting segments as defined in the Financial Accounting Standard Board’s Accounting Standards Codification (the “Codification” or “ASC”) 280-10-05 — “Segment Reporting”.
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
          In 2008 and 2009, many shipping lines experienced a deterioration in operating conditions, including:
▪	a decline in revenues reflecting lower volumes of world trade and correspondingly lower freight rates;

▪	increased expenses due to a rise in cost of financing; and

▪	a decline in the supply of capital required to acquire new ships and container equipment and to refinance existing debt facilities.
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
          The majority of containers that are at the end of their useful economic life are sold in the non-maritime secondary market for use as temporary or permanent storage facilities. The proceeds realized on the disposition of such containers depend on a variety of factors including the location of the container at the time of disposition, foreign currency exchange rates, the lease market for marine cargo containers, the cost of new containers, the quantity of used containers supplied to the secondary market, technological advances in container construction and in techniques of ocean transportation, and developments in world trade. For 2009, approximately 94% of the disposals for the Partnership were in non-US dollar currencies. A reduction in container residual values could adversely affect the long-term returns generated by containers resulting in reduced profitability and reduced capital availability.
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
     Increases in the cost of insurance or the lack of availability of insurance could increase the risk exposure of the Partnership and reduce its profitability. Potential losses could exceed maximum insurance coverage limits
          The Leasing Agent’s lease agreements typically require customers to obtain insurance to cover all risks of physical damage and loss of the equipment under lease, as well as public liability and property damage insurance. However, the precise nature and amount of the insurance carried by each customer may vary. In addition, the Leasing Agent has purchased insurance policies that provide secondary coverage effective in the event that a customer fails to have adequate primary coverage and that insures against customer default events. These policies cover liability arising out of bodily injury and / or property damage as a result of the ownership and operation of the containers, as well as insurance against loss or damage to the containers, loss of lease revenue in certain cases and the cost of container recovery and repair. Nevertheless, the insurance coverage and indemnities provided may not provide full protection. In addition, there is a risk that the cost of such insurance may increase or become prohibitively expensive for some or all of the parties concerned and such insurance coverage may not continue to be available.
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
          The majority of payments from customers to the Leasing Agent are made via electronic funds transfer (“EFT”). Similarly, the Leasing Agent transfers funds to the Partnership by EFT. Any failure or interruption in banking systems could have an adverse effect on the operations of the Leasing Agent and the Partnership.
     Specialized containers could experience potential mechanical, obsolescence and other risks.
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
          Affiliates of the Leasing Agent periodically acquire equipment from container manufacturers for resale to Managed Container Programs and other parties (the “Purchasers”). The affiliates agree to the terms of the sale with Purchasers prior to placing an order with the container manufacturers. If the Purchasers do not complete the purchase of the equipment, then the affiliates of the Leasing Agent may not have the resources to pay the container manufacturer. In such an event they would need to seek a new Purchaser and / or extend the payment terms with the manufacturers. There is a risk that a default by a Purchaser could impair the financial condition of the Leasing Agent.
     There are political, economic and business risks inherent in the global business environment.
          The container leasing business may be adversely affected by additional business, economic and political risks that generally are beyond the control of the Leasing Agent, CCC and the Partnership:
▪	Political and economic instability;
▪	Increases in maintenance expenses, taxes, third party fees and other expenses attributable to the operation and the maintenance of the containers that cannot be offset by increased lease revenues from the containers;
▪	Fluctuations in supply and demand for containers resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards;
▪	Restrictions on the movement of capital;
▪	The imposition of new direct and indirect taxes in jurisdictions in which the Leasing Agent trades;
▪	The effects of strikes and labor disputes; and
▪	Terrorist acts, conflicts and wars.
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
     As of December 31, 2009, the Partnership owned dry cargo and specialized container equipment suitable for transporting cargo by rail, sea or highway, comprising:

Containers	Quantity (Units)
Dry Cargo - 20-Foot	2,052

Dry Cargo - 40-Foot	804

Dry Cargo - 40-Foot High-Cube	1,441

Refrigerated - 20-Foot	14

Refrigerated - 40-Foot High-Cube	50

Tank	50
     Utilization by customers of the Partnership’s containers fluctuates over time depending on the supply of and demand for containers. During 2009, utilization of the dry cargo, refrigerated and tank container fleets averaged 82%, 81% and 86%, respectively.
     During 2009, the Partnership disposed of 608 twenty-foot, 120 forty-foot and 109 forty-foot high-cube marine dry cargo containers, as well as 15 twenty-foot and 39 forty-foot high-cube refrigerated containers.

Item 3.	Legal Proceedings
     Inapplicable.
Item 4. Reserved

PART II
Item 5. Market for the Partnership’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	Market Information; Recent Sales of Unregistered Securities
     (a)(1)(i) The Partnership’s outstanding units of limited partnership interests are not traded on any market nor does an established public trading market exist for such purposes.
(a)(1)(ii)	Inapplicable.

(a)(1)(iii)	Inapplicable.

(a)(1)(iv)	Inapplicable.

(a)(1)(v)	Inapplicable.

(a)(2)	Inapplicable.

(a)(3)	The Partnership sold no equity securities during 2009 that were not registered under the Securities Act of 1933, as amended.

(b)	Holders

(b)(1)	As of December 31, 2009, there were 1,631 holders of record of limited partnership interests.

(c)	Dividends
Inapplicable. For the distributions made by the Partnership to its limited partners, see Item 6 — “Selected Financial Data.”
(d)	Securities authorized for issuance under equity compensation plans
Inapplicable.
(e)	Performance Graph
Inapplicable.
(f)	Use of Proceeds
Inapplicable.
(g)	Purchases of equity securities by the issuer and affiliated purchasers
Inapplicable.

Item 6. Selected Financial Data

	Year Ended December 31,
	2009	2008	2007	2006	2005
Net lease revenue	$900,588	$1,603,384	$1,808,075	$2,316,295	$2,803,236

Net income	$84,523	$303,588	$308,275	$196,435	$916,814

Limited partners’ share of net income (per unit basis)	$0.01	$0.12	$0.12	$0.06	$0.47

Cash distributions per unit of limited partnership interest	$1.42	$1.63	$1.88	$2.08	$1.71

At year-end:

Total assets	$4,573,500	$6,824,266	$9,218,045	$12,013,715	$15,272,387

Partners’ capital
	$4,573,500	$6,824,266	$9,218,045	$12,013,715	$15,272,387

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the historical financial statements and the notes thereto and the other financial information appearing elsewhere in this report.
     Forward-Looking Statements
     The information in this Annual Report on Form 10-K (the “Report”) contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Partnership and CCC with respect to future events and financial performance, and are subject to a number of risks and uncertainties, many of which are beyond the control of the Partnership and CCC. All statements other than statements of historical facts included in this Report, including statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Partnership’s strategy, future operations, estimated revenues, projected costs, prospects, plans and objectives of the Partnership are forward-looking statements.
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
     Primary Revenue Items
     All of the revenue generated by the Partnership comes from the leasing and sale of containers. The primary component of the Partnership’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from the gross lease revenues that are generated from the leasing of the Partnership’s containers. Gross lease revenue is directly related to the size, utilization and per-diem rental rates of the Partnership’s fleet. Direct operating expenses are direct costs associated with the Partnership’s containers and maybe be categorized as follows:
•	Activity-related expenses, include agents costs and depot costs such as repairs, maintenance and handling;

•	Inventory-related expenses for off-hire containers, comprise dof storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered and the frequency and size of repositioning moves undertaken; and

•	Legal and other expenses, include legal costs related to the recovery of containers and doubtful accounts, insurance and provisions for doubtful accounts.
     Partnership Overview
     Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested with CCC. A Leasing Agent Agreement exists between the Partnership and the Leasing Agent, whereby they have contracted for the Leasing Agent to manage the leasing operations for all equipment owned by the Partnership. In addition to responsibility for leasing and re-leasing the equipment to ocean carriers, the Leasing Agent disposes of the containers at the end of their useful economic life. The Leasing Agent Agreement has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Agreement permits the

Leasing Agent to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Agent and its affiliates, as part of a single fleet operated without regard to ownership.
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
     The Partnership has entered its 15th year of operations. Accordingly, it will continue its liquidation phase. At December 31, 2009, approximately 57% of the original equipment remained in the Partnership’s fleet, compared to 65% at December 31, 2008. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses.
     The following table details the proportion of the operating lease fleet remaining by product type, and is measured in TEUs at December 31, 2009:

	Dry Cargo		Refrigerated
	Containers		Containers		Tank Containers		Total
	TEU	%	TEU	%	TEU	%	TEU	%

Total purchases	11,053	100%	690	100%	52	100%	11,795	100%
Less disposals	4,511	41%	576	83%	2	4%	5,089	43%

Remaining fleet at December 31, 2009	6,542	59%	114	17%	50	96%	6,706	57%

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
     Market & Industry Overview
     In the first half of 2009, inventories of off-hire containers increased as global trade levels declined and containers were redelivered by shipping lines as they attempted to correct the over-supply of equipment in their container fleets. This decline in utilization of the Partnership’s fleet led to lower revenues and higher direct operating expenses as storage and other costs increased in line with inventories of off-hire containers.
     Shipping lines were faced with reduced cargo volumes and corresponding downward pressure on freight rates. Access to capital markets was restricted and the ability of the shipping lines to service both long-term capital projects in the form of new ships with pre-existing fixed contracts, and short-term liquidity requirements was adversely affected. As a result, some shipping lines had to implement a number of measures including the restructuring of funding facilities, the renegotiation of capital projects, and the early return of chartered vessels. Additionally, some smaller regional shipping lines exited the market.
     In the second half of 2009, there were signs of improvements in the global economic environment. However, shipping lines continued to experience challenging operating conditions. The deterioration in the financial condition of the Leasing Agent’s sub-lessees since the beginning of the current economic crisis means that there is a continuing risk of customer defaults. The Leasing Agent maintains insurance to protect against customer defaults and customer payments are monitored continually for deterioration and risk of default. However, if a major customer defaulted and ceased trading, the net lease revenue of the Partnership would decline and it could potentially incur additional losses for receivables and containers not recovered to the extent that the losses exceeded the insurance coverage available.

The Partnership’s average fleet size and utilization rates for each of the last three years were as follows:

	2009	2008	2007
Fleet size (measured in TEUs)
Dry cargo containers	7,191	8,181	8,934
Refrigerated containers	161	310	428
Tank containers	51	51	51

Utilization rates for combined fleet
Average for the period	81%	94%	91%
At end of period	81%	91%	94%
     In 2009, over 90% of the proceeds realized on container sales were generated in transactions outside of the US. The increased value of the US dollar against other major currencies combined with the increased availability of containers available for sale into the secondary markets meant that the average proceeds realized on a 20 foot dry container in 2009 were over 20% lower than for 2008. Until 2009, the strong leasing environment meant that there was a limited supply of containers available for sale into the secondary market, and as a result sale prices reached historically high levels. Future proceeds and the volume of containers disposed will be highly dependent on factors such as the performance of the container leasing market, regional economics, currency fluctuations, new equipment prices and the volume of new equipment entering the market place.
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
     Overview
     Net income for 2009 was $219,066, or 72% lower than in 2008. Net income for 2009 included the impact of:
▪	a 16% reduction in the size of the container fleet (measured in TEUs) as equipment that was off-hired was sold;
▪	a decline in the levels of net lease revenues, resulting from the combined effect of the reduction in the size of the fleet, lower utilization and lease per-diem levels, and increased direct operating expenses; and
▪	a decrease in depreciation expense as a result of the declining fleet size.
Analysis & Discussion
     Net lease revenue declined $702,797, or 44%, compared to the prior year. The decline was primarily due to:
▪	a $695,308 reduction in gross lease revenue, of which approximately 47% was attributable to a reduction in the size of the Partnership’s fleet and 53% was attributable to the combined effect of both lower utilization rates and dry cargo container per-diem rental rates;
▪	a $92,368 increase in direct operating expenses as both activity-related and inventory-related expenses increased in line with the level of containers off-hired by the shipping lines.
     Depreciation expense amounted to $944,375 in 2009, a decrease of $329,319, or 26%, when compared to 2008, a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses amounted to $111,452 in 2009, a decrease of $30,916 or 22% when compared to 2008. This was primarily attributable to lower professional fees for audit services and third-party investor administrative services.
     Net gain on disposal of equipment for 2009 was $239,762, compared to $111,011 during 2008. During 2009, the Partnership disposed of 891 containers, compared to 740 containers during 2008. The increase in the net gain was due in part to the combined effect of lower book values for containers sold in 2009 compared to those sold in 2008, and an increase in the volumes of containers sold as a direct result of shipping lines redelivering containers.

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
     Analysis and Discussion
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
     From inception through February 28, 2010, the Partnership has distributed, on a cash basis, $26,926,289 in cash from operations and $5,531,889 in cash from container sales proceeds to its limited partners. This represents total cash basis distributions of $32,458,178 or 101% of the limited partners’ original invested capital. The liquidation of the Partnership’s remaining containers will be the primary factor influencing the future level of cash generated from operating, investing and financing activities and the level of distributions from operations and sales proceeds to its partners in subsequent periods.
     At December 31, 2009, the Partnership had $650,666 in cash, a decrease of $235,515 from cash balances at December 31, 2008. As of December 31, 2009, the Partnership held its cash on deposit in an operating bank account. The General Partner has reviewed the investment strategy for the Partnership’s cash balances and will invest cash in short-term, interest bearing accounts as opportunities arise. At December 31, 2009, the Partnership had an additional $30,000 working capital reserve for projected expenses relating to the ultimate sale of its remaining containers, final liquidation of its remaining assets and subsequent dissolution.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $923,893 during 2009, compared to $1,570,540 and $1,756,170 in 2008 and 2007, respectively.
     Cash from Investing Activities: Net cash provided by investing activities was $1,175,881 during 2009, compared to $1,181,848 and $975,561 during 2008 and 2007, respectively. These amounts represent sales proceeds generated from the sale of container rental equipment.

     Cash from Financing Activities: Net cash used in financing activities was $2,335,289 during 2008, compared to $2,697,367 and $3,103,945 during 2008 and 2007, respectively. These amounts represent distributions to the Partnership’s general and limited partners.
Off-Balance Sheet Arrangements
     At December 31, 2009, the Partnership did not have any off-balance sheet arrangements and did not have any such arrangements during the years ended December 31, 2009, 2008 and 2007, respectively.
Contractual Obligations
     As of December 31, 2009, the Partnership did not have any contractual obligations within the meaning of Item 303 of the SEC’s Regulation S-K, such as long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or other long-term liabilities under generally accepted accounting principles.
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
     Container equipment – valuation: The Partnership and CCC review container rental equipment when changes in circumstances require consideration as to whether the carrying value of the equipment has become impaired, pursuant to guidance established in ASC 360-10-35 — “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Partnership and CCC consider assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared when indicators, such as material changes in market conditions, are present. Indicators of a potential impairment include a sustained decrease in utilization or operating profitability, or indications of technological obsolescence. The primary variables utilized in the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire fleet rather than for container type or each individual container. As a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed.
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
Accounting Pronouncements Adopted During the Period
     On July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (the “Codification” or “ASC”) as the single source of authoritative non-governmental US generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective prospectively from July 1, 2009 and has superseded all existing non-SEC accounting and reporting standards. All other accounting literature not included in the Codification is non-authoritative. The Codification did not impact the Partnership’s financial position or results of operations.

     On April 1, 2009 the Partnership adopted new guidance issued by the FASB on subsequent events within ASC 855 — “Subsequent Events”. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective prospectively from April 1, 2009. The adoption of the guidance did not impact the Partnership’s financial position, results of operations or cash flows. The Partnership has evaluated subsequent events to the date the financial statements were issued.
Inflation
     The Partnership believes inflation has not had a material adverse effect on the results of its operations.
The Cronos Group
     CGH, formerly the parent of CCC, announced on February 28, 2007 that it had entered into an Asset Purchase Agreement with CRX and FB Transportation. Under the terms of the Asset Purchase Agreement, and subject to the conditions stated therein, CGH agreed to sell all of its assets to CRX and CRX agreed to assume all of CGH’s liabilities. FB Transportation is part of the Fortis group of companies, which included CGH’s lead lender and a partner in a container leasing joint venture with CGH.
     At a special meeting held August 1, 2007, CGH’s shareholders approved the Asset Purchase Agreement and the transactions contemplated thereunder, including CGH’s dissolution and liquidation. Closing of the sale of CGH’s assets and liabilities to CRX occurred later that same day. Promptly following the closing, CGH changed its name to CRG Liquidation Company, and CRX changed its name to Cronos Ltd.
     The container leasing business of CGH has been continued by Cronos Ltd. as a private company. Management of CGH has continued as the management of Cronos Ltd. and acquired at closing an equity interest in Cronos Ltd.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Exchange rate risk: In 2009, approximately 93% of the gross lease revenues billed by the Leasing Agent on behalf of the Group, or on behalf of other third-party container owners, including the Partnership, were billed and paid in US dollars, and approximately 55% of expenses were incurred and paid in US dollars. For non-US dollar denominated revenues and expenses, the Leasing Agent may enter into foreign currency contracts to reduce exposure to exchange rate risk. Of the non-US dollar direct operating expenses, the Leasing Agent estimates approximately 45% are individually small, unpredictable and were incurred in varying denominations. Thus, the Leasing Agent determined such amounts are not suitable for cost effective hedging.
     In 2009, 94% of container disposals were billed and paid in non US-dollar currencies. The Leasing Agent considers that such sales are individually small, unpredictable, are transacted in a variety of currencies and as such are unsuitable for cost effective hedging.
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
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
Cronos Global Income Fund XVI, L.P.
San Francisco, California
We have audited the accompanying balance sheets of Cronos Global Income Fund XVI, L.P. (the “Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte LLP
Reading, United Kingdom
March 9, 2010

CRONOS GLOBAL INCOME FUND XVI, L.P.
Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets

Current assets:
Cash	$650,666	$886,181
Net lease receivables due from Leasing Agent	182,324	396,009
Direct finance lease receivable, due from Leasing Agent within one year, net	26,485	22,382

Total current assets	859,475	1,304,572

Direct finance lease receivable, due from Leasing Agent after one year, net	67,711	21,091

Container rental equipment, at cost	13,976,467	18,016,216
Less accumulated depreciation	(10,330,153)	(12,517,613)

Net container rental equipment	3,646,314	5,498,603

Total assets	$4,573,500	$6,824,266

Partners’ Capital

Partners’ capital:
General partner	1,697	607
Limited partners	4,571,803	6,823,659

Total partners’ capital	$4,573,500	$6,824,266

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Statements of Operations
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Net lease revenue from Leasing Agent	$900,588	$1,603,384	$1,808,075

Other operating (expenses) income:
Depreciation	(944,375)	(1,273,694)	(1,466,930)
Other general and administrative expenses	(111,452)	(142,368)	(116,299)
Net gain on disposal of equipment	239,762	111,011	43,743

	(816,065)	(1,305,051)	(1,539,486)

Income from operations	84,523	298,333	268,589

Other income:
Interest income	—	5,255	39,686

Net income	$84,523	$303,588	$308,275

Allocation of net income:
General partner	$70,186	$116,447	$119,183
Limited partners	14,337	187,141	189,092

	$84,523	$303,588	$308,275

Limited partners’ per unit share of net income	$0.01	$0.12	$0.12

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Statements of Partners’ Capital
For the years ended December 31, 2009, 2008 and 2007

	Limited	General
	Partners	Partner	Total
Balances at January 1, 2007	$12,052,925	$(39,210)	$12,013,715

Net income	189,092	119,183	308,275

Cash distributions	(2,999,376)	(104,569)	(3,103,945)

Balances at December 31, 2007	$9,242,641	$(24,596)	$9,218,045

Net income	187,141	116,447	303,588

Cash distributions	(2,606,123)	(91,244)	(2,697,367)

Balances at December 31, 2008	$6,823,659	$607	$6,824,266

Net income	14,337	70,186	84,523

Cash distributions	(2,266,193)	(69,096)	(2,335,289)

Balances at December 31, 2009	$4,571,803	$1,697	$4,573,500

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net income	$84,523	$303,588	$308,275
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	944,375	1,273,694	1,466,930
Net gain on disposal of equipment	(239,762)	(111,011)	(43,743)
Decrease in net lease and other receivables due from Leasing Agent	134,757	104,269	24,708

Total adjustments	839,370	1,266,952	1,447,895

Net cash provided by operating activities	923,893	1,570,540	1,756,170

Cash flows from investing activities:
Proceeds from sale of container rental equipment	1,175,881	1,181,848	975,561

Cash flows from financing activities:
Distributions to general partner	(69,096)	(91,244)	(104,569)
Distributions to limited partners	(2,266,193)	(2,606,123)	(2,999,376)

Net cash used in financing activities	(2,335,289)	(2,697,367)	(3,103,945)

Net (decrease) increase in cash	(235,515)	55,021	(372,214)

Cash at beginning of year	886,181	831,160	1,203,374

Cash at end of year	$650,666	$886,181	$831,160

The accompanying notes are an integral part of these financial statements

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
December 31, 2009, 2008 and 2007
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

The Partnership has entered into its 15th year of operations and its liquidation phase, wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At December 31, 2009, approximately 57% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses. The Partnership’s operations depend on global economic and political conditions. The Partnership believes that the profitability and risk profile of leases with foreign customers are generally the same as those with domestic customers. The majority of the Partnership’s leases generally require all payments to be made in US dollars.
(b)	Cronos Ltd.

The Cronos Group S.A. (“CGH”), a Luxembourg registered company, formerly the parent of CCC, announced on February 28, 2007 that it had entered into an asset purchase agreement (the “Asset Purchase Agreement”) with CRX Acquisition Ltd, a Bermuda exempted company (“CRX”) and FB Transportation Capital LLC, a Delaware limited liability company (“FB Transportation”). Under the terms of the Asset Purchase Agreement, and subject to the conditions stated therein, CGH agreed to sell all of its assets to CRX and CRX agreed to assume all of CGH’s liabilities. FB Transportation is an affiliate of Fortis Bank S.A. / N.V.

At a special meeting held August 1, 2007, CGH’s shareholders approved the Asset Purchase Agreement and the transactions contemplated thereunder, including CGH’s dissolution and liquidation. Closing of the sale of CGH’s assets and liabilities to CRX occurred later that same day. Promptly following the closing, CGH changed its name to CRG Liquidation Company, and CRX changed its name to Cronos Ltd.

The container leasing business of CGH has been continued by Cronos Ltd. as a private company. Management of CGH has continued as the management of Cronos Ltd and acquired an equity interest in Cronos Ltd. at closing.

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

The Partnership’s accounting records are maintained in US dollars and the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).
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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(g)	Allocation of Net Income or Loss, Partnership Distributions and Partners’ Capital

Net income or loss has been allocated between general and limited partners in accordance with the Partnership Agreement. The Partnership Agreement generally provides that CCC shall at all times maintain at least a 1% interest in each item of income or loss, including the net gain arising from the sale of containers. The Partnership Agreement further provides that the gain arising from the sale of containers be allocated first to the partners with capital account deficit balances in an amount sufficient to eliminate any deficit capital account balance. Thereafter, the Partnership’s gains arising from the sale of containers are allocated to the partners in accordance with their share of sale proceeds distributed. The Partnership Agreement also provides for income (excluding the gain arising from the sale of containers) for any period, be allocated to CCC in an amount equal to that portion of CCC’s distributions in excess of 1% of the total distributions made to both CCC and the limited partners of the Partnership for such period, as well as other allocation adjustments.
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

Pursuant to the Partnership Agreement, acquisition fees paid to CCC are based on 5% of the equipment purchase price. These fees are capitalized and included in the cost of the container rental equipment.
(i)	Container Rental Equipment

Container rental equipment is depreciated over a 15-year life using the straight-line basis to a residual value of 10% of the original equipment cost. The Partnership and CCC evaluate the period of depreciation and residual values to determine whether subsequent events and circumstances warrant revised estimates of useful lives.
In accordance with ASC 360-10-35 — “Accounting for the Impairment or Disposal of Long-Lived Assets”, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis of projected future cash flows from container operations is prepared annually or upon material changes in market conditions. The primary variables utilized by the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
Additionally, the Partnership evaluates future cash flows and potential impairment for its entire fleet rather than for each container type or individual container. As a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed.
(j)	Income Taxes

The Partnership is not subject to income taxes, consequently no provision for income taxes has been made. The Partnership files federal and state annual information tax returns, prepared on the accrual basis of accounting. Taxable income or loss is reportable by the partners individually.
(k)	New Accounting Pronouncements Adopted During the Period

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (the “Codification “ or “ASC”) as the single source of authoritative non-governmental US GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective prospectively from July 1, 2009 and has superseded all existing non-SEC accounting and reporting standards. All other accounting literature not included in the Codification is non-authoritative. The Codification did not impact the Partnership’s financial position or results of operations.

On April 1, 2009 the Partnership adopted new guidance issued by the FASB on subsequent events within ASC 855 — “Subsequent Events”. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective prospectively from April 1, 2009. The adoption of the guidance did not impact the Partnership’s financial position, results of operations or cash flows. The Partnership has evaluated subsequent events to the date the financial statements were issued.
(2)	Operating Segment

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. CCC and the Leasing Agent operate the Partnership’s container fleet as a homogeneous unit and have determined that as such, it has a single reportable operating segment.

The Partnership derives revenues from dry cargo containers, refrigerated containers and tank containers that are used by its customers in global trade routes. As of December 31, 2009, the Partnership owned 2,052 twenty-foot, 804 forty-foot and 1,441 forty-foot high-cube marine dry cargo containers, as well as 14 twenty-foot and 50 forty-foot refrigerated high-cube cargo containers, and 50 tank containers. A summary of gross lease revenue earned by each Partnership container type for the years ended December 31, 2009, 2008 and 2007 follows:

	2009	2008	2007
Dry cargo containers	$1,150,647	$1,663,728	$1,926,769
Refrigerated containers	190,501	356,450	567,939
Tank containers	149,150	165,428	157,917

Total	$1,490,298	$2,185,606	$2,652,625

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
The Partnership does not believe that its ongoing business is dependent upon a single customer of the Leasing Agent, although the loss of one or more of the Leasing Agent’s customers could have an adverse effect upon its business.

Two sub-lessees of the Leasing Agent generated more than 10% of the gross lease revenue earned on the Partnership’s equipment during 2009. Mediterranean Shipping Company S.A. (“MSC”) generated approximately 16%, or $236,007 of gross lease revenue, and Hapag-Lloyd AG generated approximately 14%, or $201,975 of gross lease revenue. Two sub-lessees of the Leasing Agent generated more than 10% of the gross lease revenue earned on the Partnership’s equipment during 2008. MSC generated approximately 12%, or $252,228 of gross lease revenue, and Hapag-Lloyd AG generated approximately 11%, or $235,336 of gross lease revenue. One sub-lessee of the Leasing Agent generated more than 10% of the gross lease revenue earned on the Partnership’s equipment during 2007. Hamburg Sudamerikanische Dampfschifffahrts-Gesellschaft KG generated approximately 24%, or $635,143 of gross lease revenue.
(3)	Cash
At December 31, 2009, the Partnership held its cash on deposit in an operating bank account. The Partnership will review its investment strategy for cash balances on a periodic basis. Cash at December 31, 2009 and 2008 was $650,666 and $886,181, respectively.
(4)	Net Lease Receivables Due from Leasing Agent
Net lease receivables at December 31, 2009 and 2008 comprised:

	December 31,	December 31,
	2009	2008
Gross lease receivables	$391,120	$607,309
Less:
Direct operating payables and accrued expenses	155,879	131,180
Base management fees payable	18,860	30,874
Reimbursed administrative expenses	6,873	6,421
Allowance for doubtful accounts	27,184	42,825

Net lease receivables due from Leasing Agent	$182,324	$396,009

Included within the amount of gross lease receivables are $115,220 and $183,061 in respect of amounts owed by the Leasing Agent in relation to the disposal of containers for the years ended December 31, 2009 and 2008, respectively.

For the years ended December 31, 2009 and 2008, respectively, $1,761 and ($1,021) were recorded as doubtful debt expense. In addition, $17,402 and $3,572 were written-off for the years ended December 31, 2009 and 2008, respectively.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(5)	Direct Finance Lease Receivables Due from Leasing Agent
The Leasing Agent, on behalf of the Partnership, entered into lease purchase agreements that included bargain purchase options. The Partnership classified the lease purchase agreements as direct finance leases and has recorded direct finance lease receivables. The underlying equipment had previously been classified as container rental equipment. At December 31, 2009, the minimum future lease rentals under these direct finance leases, net of unearned income were:

	Gross Direct	Unearned Direct	Net Minimum Future
	Finance Lease	Finance Lease	Direct Finance
	Receivable	Income	Lease Rentals
2010	$58,029	$31,543	$26,485
2011	44,986	22,026	22,961
2012	32,856	12,340	20,516
2013	23,928	4,502	19,426
2014	5,163	355	4,808

Total	$164,962	$70,766	$94,196

(6)	Damage Protection Plan
The Leasing Agent offers a service to several customers of the Partnership’s containers, whereby the customer pays an additional rental fee and in return the Partnership undertakes to cover the cost of certain damage repairs that are required when the container is redelivered. The level of damage cover provided will vary according to the terms of each lease agreement.
(7)	Net Lease Revenue
Net lease revenue for 2009, 2008 and 2007 comprised:

	2009	2008	2007
Gross lease revenue	$1,490,298	$2,185,606	$2,652,625
Interest income from direct finance lease	18,716	104	—

	1,509,014	2,185,710	2,652,625

Less:
Direct operating expenses	423,445	331,077	534,360
Base management fees (note 8)	104,163	152,007	183,230
Reimbursed administrative expenses (note 8):
Salaries	60,015	73,300	88,107
Other payroll related expenses	6,316	9,226	13,773
General administrative expenses	14,487	16,716	25,080

	608,426	582,326	844,550

Net lease revenue	$900,588	$1,603,384	$1,808,075

Contingent master lease rentals earned on the Partnership’s equipment approximated $1,094,028, $1,697,641, and $1,996,100 of gross lease revenue, respectively, in the years ended December 31, 2009, 2008 and 2007, respectively.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
As of December 31, 2009, the minimum lease rentals receivable on the Partnership’s equipment in future years under non-cancelable term operating leases were:

2010	$995,200
2011	306,109
2012	151,295
2013	80,932
2014	57,784
Thereafter	354,516

Total	$1,945,836

(8)	Related Party Transactions
CCC and the Leasing Agent are related parties of the Partnership.

Base management fees are equal to 7% of the gross lease revenue earned on the Partnership’s equipment. Reimbursed administrative expenses are equal to the costs expended by CCC and its affiliates for services necessary for the prudent operation of the Partnership pursuant to the Partnership Agreement. The following compensation was earned by CCC and the Leasing Agent for the years indicated:

	2009	2008	2007
Base management fees
Leasing Agent	$104,163	$152,007	$183,230

Reimbursed administrative expenses
CCC	10,321	10,308	16,897
Leasing Agent	70,497	88,934	110,063

	80,818	99,242	126,960

	$184,981	$251,249	$310,190

The following compensation was payable to CCC and the Leasing Agent at December 31, 2009 and 2008:

	2009	2008
CCC	$938	$657
Leasing Agent	24,795	36,638

	$25,733	$37,295

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(9)	Limited Partners’ Capital
Cash distributions made to the limited partners during 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Cash Distribution from Operations	$1,086,439	$1,526,346	$1,746,304
Cash Distribution from Sales Proceeds	1,179,754	1,079,777	1,253,072

Total Cash Distributions	$2,266,193	$2,606,123	$2,999,376

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital at December 31, 2009, 2008 and 2007 was $2.86, $4.27 and $5.78, respectively. This is calculated by dividing the limited partners’ capital at the end of each year by 1,599,667, the total number of outstanding limited partnership units.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     Inapplicable.
Item 9A. Controls and Procedures
     See Item 9A(T).
Item 9A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Partnership, as such, has no officers or directors, but is managed by CCC, the general partner. The principal executive and principal financial officers of CCC have evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this report . As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and principal financial officers of CCC have concluded that the Partnership’s disclosure controls and procedures were effective such that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to CCC’s management, including CCC’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
     There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Report of Management on Internal Control Over Financial Reporting
     CCC’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control—Integrated Framework. Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2009.
     This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. The Partnership’s internal control over financial reporting is not subject to attestation by the Partnership’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.
This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
Item 9B. Other Information
     Inapplicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The Partnership, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at February 28, 2010, are as follows:

Name	Office
Peter J. Younger	President and Chairman of the Board of Directors of CCC, and Chief Executive Officer of CCC and Cronos Ltd.
Dennis J. Tietz	Vice Chairman and Director of CCC and of Cronos Ltd.
Frank P. Vaughan	Vice President, Treasurer, Chief Financial Officer and Director of CCC
John Kallas	Vice President, Secretary and Director of CCC
     Peter J. Younger Mr. Younger, 53, President and Director, was elected to the Board of Directors of CCC in December 2005. From 1991 through December 2004, Mr. Younger served in various officer positions with the Leasing Agent, most recently as its Managing Director. From 1987 to 1991, Mr. Younger served as Vice President and Controller of CCC. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co., Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.
     On November 3, 2009, Mr. Younger was appointed Chief Executive Officer and Chairman of the Board of Directors of CCC. Mr. Younger was appointed President and Chief Executive Officer of Cronos Ltd. on August 1, 2007. Prior to August 1, 2007, Mr. Younger served as The Cronos Group’s President and Chief Operating Officer in addition to being a member of The Cronos Group’s Board of Directors.
     Dennis J. Tietz Mr. Tietz, 57, was appointed Vice Chairman of the Board of Directors of CCC on November 3, 2009. From 1986 until December 1998, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC’s investment programs. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the US and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the US Gulf.
     Mr. Tietz is a director of Cronos Ltd., the parent company of CCC. Prior to Cronos Ltd.’s purchase of The Cronos Group’s assets and liabilities on August 1, 2007, Mr. Tietz served as the Chief Executive Officer and Chairman of the Board of Directors of The Cronos Group.
     Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD. Mr. Tietz served as Chairman of the International Institute of Container Lessors for its 2001 fiscal year, and currently sits on the Executive Committee of the Institute’s Board of Directors.
     Frank P. Vaughan Mr. Vaughan, 45, was first elected Vice President, Chief Financial Officer and Director of CCC in December 2007. He was elected Treasurer of CCC in November 2009. He is currently responsible for the accounting operations of CCC. See key management personnel of the Leasing Agent for further information.
     John Kallas Mr. Kallas, 47, Vice President, Secretary and Director, is responsible for Cronos’ Operations and Information Technology functions. Mr. Kallas was elected Vice President – Secretary on
December 2007. Mr. Kallas joined the Board of Directors of CCC in November 2000. Mr. Kallas served as CCC’s Chief Financial Officer from December 1993 to December 2007 and has held various accounting positions since joining CCC including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco, California.
     Mr. Kallas holds a Masters degree in Finance and Business Administration from St. Mary’s College, a B.S. degree in Business Administration from the University of San Francisco, and is a certified public accountant.

     The key management personnel of the Leasing Agent at February 28, 2010, were as follows:

Name	Title
Frank P. Vaughan	Director of Leasing Agent and Vice President, Chief Financial Officer of Cronos Ltd.
John C. Kirby	Director of Leasing Agent and Vice President — Atlantic Region of Cronos Ltd.
Timothy W. Courtenay	Director of Leasing Agent
Timothy D. May	Director of Leasing Agent and Vice President — Pacific Region of Cronos Ltd.
     Frank P. Vaughan Mr. Vaughan, 45, was appointed a Director of the Leasing Agent in November 2000. Based in the United Kingdom (“UK”), Mr. Vaughan is responsible for Cronos Ltd.’s and the Leasing Agent’s financial operations. Mr. Vaughan joined the Leasing Agent in 1991 and has held various finance and accounting positions, including Director of Planning and Manager of Group Reporting. Prior to joining Cronos in 1991, Mr. Vaughan, was an accountant with the Automobile Association in the UK, from 1987 to 1991, where he worked in their insurance, travel, publishing, and member services divisions. Mr. Vaughan holds a Bachelor of Commerce degree, with honors, from University College Cork in Ireland, and is a qualified Chartered Management Accountant.
Mr. Vaughan was appointed Vice President and Chief Financial Officer and Secretary (USA) of Cronos Ltd. on August 1, 2007. Prior to August 1, 2007, Mr. Vaughan served as The Cronos Group’s Senior Vice President and Chief Financial Officer.
     John C. Kirby Mr. Kirby, 56, is responsible for the Leasing Agent’s marketing operations in the Atlantic region. Mr. Kirby is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC and later the Leasing Agent, until his promotion to Vice President-Operations of the Leasing Agent in 1992. Mr. Kirby is also Vice President of Cronos Ltd., the Leasing Agent’s corporate parent. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container Leasing Agent, as Technical Manager, based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.
     Timothy W. Courtenay Mr. Courtenay, 49, joined the Leasing Agent in 1995 and is based in the U.K. Mr. Courtenay serves as the Director of Risk Management. From 1988 to when he joined Cronos, Mr. Courtenay was a financial controller for a real estate firm based in London, England. Mr. Courtenay holds a B.A. degree, with honors, in Accountancy from Leeds University and is a qualified Chartered Management Accountant. Mr. Courtenay also holds a diploma in employment law.
     Timothy D. May Mr. May, 40, joined the Leasing Agent in 1996 as Technical Sales Manager, and was later appointed Corporate Operations Director. Mr. May has served as Vice President since March 2006, where he oversees lease marketing activities and operations for his region. Prior to joining Cronos in 1996, Mr. May was Operations Manager with Tiphook Container Rental and a Specialist Surveyor with Lloyds Register of Shipping. Mr. May received his Master of Business Administration degree from Henley Business School in England and holds a Bachelor of Engineering degree, with honors, from Nottingham University, also in England.

Audit Committee
     The Partnership is governed by CCC pursuant to the terms and provisions of its Partnership Agreement. The business of CCC, in turn, is supervised by its board of directors, consisting of Peter J. Younger, Dennis J. Tietz, Frank P. Vaughan and John Kallas. All of the members of CCC’s board of directors are officers of CCC and therefore are not “independent” as defined by the rules of the Exchange Act and stock exchange rules. The board of directors of CCC oversees the accounting and financial reporting processes of the Partnership and the audits of the financial statements of the Partnership.
Audit Committee Financial Expert
     The board of directors of CCC has determined that Dennis J. Tietz, a member of CCC’s board, qualifies as an audit committee financial expert within the meaning of the rules of the SEC. CCC’s board has made this judgment by reason of Mr. Tietz’s experience and training, described above in Mr. Tietz’s biography, under the listing of officers and directors of CCC. Because Mr. Tietz is an officer of CCC, he is not considered “independent” within the meaning of the rules of the SEC.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     The Partnership has followed the practice of reporting acquisitions and dispositions of the Partnership’s units of limited partnership interests by CCC, its general partner. As CCC did not acquire or dispose of any of the Partnership’s units of limited partnership interests during the fiscal year ended December 31, 2009, no reports of beneficial ownership under Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed with the SEC.

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
     The following table sets forth the fees the Partnership paid (on a cash basis) to CCC or the Leasing Agent (“CCL”) for the year ended December 31, 2009.

		Cash Fees and
Name	Description	Distributions
1) CCL	Base management fees — equal to 7% of gross lease revenue from the leasing of containers subject to leases whereby the aggregate rental payments due during the initial term of the lease are less than the purchase price of the equipment subject to the lease pursuant to Section 4.3 of the Limited Partnership Agreement		$116,177

2) CCC CCL	Reimbursed administrative expenses equal to the costs expended by CCC and its affiliates for services necessary to the prudent operation of the Partnership pursuant to Section 4.4 of the Limited Partnership Agreement	$ $	10,340 70,326

3) CCC	Interest in Fund — 5% of distributions of distributable cash for any quarter pursuant to Section 6.1 of the Limited Partnership Agreement		$69,096

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
     The Partnership’s only transactions with management and other related parties during 2009 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner, and its affiliates. See Item 11, “Executive Compensation,” herein.
     (b) Review, Approval or Ratification of Transactions with Related Persons
     Inapplicable.
     (c) Promoters and Certain Control Persons
     Inapplicable.
     (d) Smaller Reporting Companies
          For information required by paragraph (a) of Item 404 of Regulation S-K, see Item 11 of this report, “Executive Compensation,” herein.
          The Partnership has no “parents” within the meaning of the Exchange Act and the SEC’s rules. See also Item 11(b) herein, “Security Ownership of Certain Beneficial Owners.”
     CCC is the general partner of the Partnership and manages the Partnership’s business. The parent of CCC is Cronos Ltd., which owns 100% of the outstanding capital stock of CCC.
     (e) Director Independence
     The Partnership has no officers or directors. The directors of CCC, the general partner of the Partnership, are identified under Part III, Item 10, “Directors, Executive Officers and Corporate Governance” herein. None of the directors of CCC is “independent” within the meaning of relevant SEC and stock exchange definitions of the term.

Item 14. Principal Accountant Fees and Services
     CCC, on behalf of the Partnership, has appointed Deloitte LLP as the Partnership’s independent auditor for the fiscal year ended December 31, 2009. CCC’s board of directors has the authority to pre-approve audit related and non-audit services on behalf of the Partnership, that are not prohibited by law, to be performed by the Partnership’s independent auditors.
Audit Fees
     Audit fees represent fees for professional services provided in connection with the audit of the Partnership’s financial statements and review of its quarterly financial statements and audit services provided in connection with its statutory or regulatory filings. The Partnership incurred fees of $41,858 and $59,437 during the fiscal years ended December 31, 2009 and 2008, respectively, for these audit services.
Audit-Related Fees
     The Partnership did not incur audit-related fees during the fiscal years ended December 31, 2009 and 2008. Typically, audit-related fees, if incurred, would consist of fees for accounting consultations and other attestation services.
Tax Fees
     The Partnership did not incur tax fees during the fiscal years ended December 31, 2009 and 2008. Typically, tax fees, if incurred, would consist of fees for compliance services, tax advice and tax planning.
All Other Fees
     The Partnership did not incur any other fees for services provided by its independent auditor during the fiscal years ended December 31, 2009 and 2008.

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
Peter J. Younger
President and Chief Executive Officer of Cronos Capital Corp. (“CCC”) Principal Executive Officer of CCC

Date: March 9, 2010
     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the general partner of the Partnership, in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter J. Younger Peter J. Younger	President and Chairman of the Board of Directors of Cronos Capital Corp. (“CCC”) (Principal Executive Officer of CCC)	March 9, 2010

/s/ Dennis J. Tietz Dennis J. Tietz	Vice Chairman and Director of CCC	March 9, 2010

/s/ Frank P. Vaughan Frank P. Vaughan	Vice President, Treasurer, Chief Financial Officer and Director of CCC (Principal Financial and Accounting Officer of CCC)	March 9, 2010

/s/ John Kallas John Kallas	Vice President- Secretary and Director of CCC	March 9, 2010

Exhibit Index

Exhibit
No	Description	Method of Filing
3(a)	Limited Partnership Agreement of the Partnership, amended and	*
restated as of December 28, 1995

3(b)	Certificate of Limited Partnership	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.