Form 10-Q
period 2010-03-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 2010-05-14
CIK 1002519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Report on Form 10-Q for the Quarterly Period
Ended March 31, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are Cronos Global Income Fund XVI, L.P.’s (the “Partnership”) condensed balance sheets as of March 31, 2010 and December 31, 2009, condensed statements of operations for the three months ended March 31, 2010 and 2009, and condensed statements of cash flows for the three months ended March 31, 2010 and 2009 (collectively the “Financial Statements”), prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets

Current assets:
Cash	$550,097	$650,666
Net lease receivables due from Leasing Agent	239,652	182,324
Direct finance lease receivable, due from Leasing Agent within one year, net	26,539	26,485

Total current assets	816,288	859,475

Direct finance lease receivable, due from Leasing Agent after one year, net	62,668	67,711

Container rental equipment, at cost	12,884,684	13,976,467
Less accumulated depreciation	(9,658,728)	(10,330,153)

Net container rental equipment	3,225,956	3,646,314

Total assets	$4,104,912	$4,573,500

Partners’ Capital

Partners’ capital:
General partner	958	1,697
Limited partners	4,103,954	4,571,803

Total partners’ capital	$4,104,912	$4,573,500

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net lease revenue from Leasing Agent	$173,281	$294,764

Other operating (expenses) income:
Depreciation	(197,202)	(257,714)
Other general and administrative expenses	(39,495)	(25,842)
Net gain on disposal of equipment	107,428	49,500

	(129,269)	(234,056)

Net income	$44,012	$60,708

Allocation of net income:
General partner	$11,965	$21,626
Limited partners	32,047	39,082

	$44,012	$60,708

Limited partners’ per unit share of net income	$0.02	$0.02

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net cash provided by operating activities	$113,180	$310,673

Cash flows from investing activities:
Proceeds from sale of container rental equipment	298,851	303,406

Cash flows from financing activities:
Distributions to general partner	(12,704)	(21,838)
Distributions to limited partners	(499,896)	(646,532)

Net cash used in financing activities	(512,600)	(668,370)

Net decrease in cash	(100,569)	(54,291)

Cash at the beginning of the period	650,666	886,181

Cash at the end of the period	$550,097	$831,890

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
In April 2010, the Partnership commenced its 15th year of operations and continued its liquidation phase, wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At March 31, 2010, approximately 54% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses.
The Partnership’s operations are subject to economic, political and business risks inherent in a business environment. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those to domestic customers. The Partnership’s leases generally require all payments to be made in United States dollars.
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
(c) Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”).
(d) Use of Estimates in Interim Financial Statements
The preparation of interim financial statements, in conformity with US GAAP and the Securities SEC regulations for interim reporting, requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The most significant estimates are those relating to the carrying value of equipment, including estimates relating to depreciable lives and residual values, and those relating to the allowance for doubtful accounts. Actual results could differ from those estimates.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(e) Container Rental Equipment
Container rental equipment is depreciated over a 15-year life using the straight-line basis to its residual value of 10% of original equipment cost. The Partnership and CCC evaluates the period of depreciation and residual values to determine whether subsequent events and circumstances warrant revised estimates of useful lives.
Container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared when indicators, such as material changes in market conditions, are present. Indicators of a potential impairment include a sustained decrease in utilization or operating profitability, or indications of technological obsolescence. The primary variables utilized by the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire fleet rather than for each container type or individual container. As a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges recorded against the carrying value of container rental equipment for the three-month periods ended March 31, 2010 and 2009.
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
(2) Net Lease Receivables Due from Leasing Agent
Net lease receivables due from Leasing Agent at March 31, 2010 and December 31, 2009 comprised:

	March 31,	December 31,
	2010	2009
Gross lease receivables	$474,121	$391,120
Less:
Direct operating expenses payable	179,217	155,879
Base management fees payable	17,619	18,860
Reimbursed administrative expenses payable	6,859	6,873
Allowance for doubtful accounts	30,774	27,184

Net lease receivables due from Leasing Agent	$239,652	$182,324

Included within the amount of gross lease receivables are $123,195 and $115,220 in respect of amounts owed by the Leasing Agent in relation to the disposal of containers for the three months ended March 31, 2010, and the year ended December 31, 2009, respectively.
At March 31, 2010 and December 31, 2009, respectively, amounts of $3,791 and $1,761 were recorded as doubtful debt expense. In addition, $201 and $10,114 were written-off in the three months ended March 31, 2010 and 2009, respectively.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(3) Net Lease Revenue
Net lease revenue for the three -month periods ended March 31, 2010 and 2009 comprised:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Gross lease revenue	$307,678	$455,287
Interest income from direct finance lease	8,758	2,477
Less:
Direct operating expenses	102,260	111,563
Base management fees	21,252	31,144
Reimbursed administrative expenses
Salaries	14,450	14,886
Other payroll related expenses	1,913	1,755
General and administrative expenses	3,280	3,652

	143,155	163,000

Net lease revenue	$173,281	$294,764

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
A summary of gross lease revenue earned by each Partnership container type for the periods ended March 31, 2010 and 2009 follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Dry cargo containers	$238,690	$354,604
Refrigerated containers	29,904	61,965
Tank containers	39,084	38,718

Total	$307,678	$455,287

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(5) Limited Partners’ Capital
Cash distributions made to the limited partners for the three-month periods ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Cash Distributions from Operations	$179,962	$359,924
Cash Distributions from Sales Proceeds	319,934	286,608

Total Cash Distributions	$499,896	$646,532

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.
The limited partners’ per unit share of capital at March 31, 2010, and December 31, 2009, was $2.57 and $2.86, respectively. This is calculated by dividing the limited partners’ capital at the end of March 31, 2010, and December 31, 2009, by 1,599,667, the total number of outstanding limited partnership units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2009, Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
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
     The following table summarizes the composition of the Partnership’s operating lease fleet based on container type, and is measured in twenty foot equivalent units (TEUs) at March 31, 2010:

	Dry Cargo	Refrigerated
	Containers	Containers	Tank Containers	Total
Container on lease:
Master lease	3,946	40	20	4,006
Term lease
Short term[1]	390	3	14	407
Long term[2]	990	23	7	1,020

	1,380	26	21	1,427

Subtotal	5,326	66	41	5,433
Containers off-hire	887	21	9	917

Total container fleet	6,213	87	50	6,350

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before March 2011.

2.	Long term leases represent term leases that will expire after March 2011.

     At March 31, 2010, approximately 54% of the original equipment remained in the Partnership’s operating fleet, compared to approximately 57% at December 31, 2009. The following table details the proportion of the operating lease fleet remaining by product type, and is measured in TEUs:

	Dry Cargo Containers		Refrigerated Containers		Tank Containers		Total
	TEU	%	TEU	%	TEU	%	TEU	%
Total purchases	11,053	100%	690	100%	52	100%	11,795	100%
Less disposals	4,840	44%	603	87%	2	4%	5,445	46%

Remaining fleet at March 31, 2010	6,213	56%	87	13%	50	96%	6,350	54%

Market & Industry Overview
     The demand for leased containers strengthened throughout the first three months of 2010 as trade volumes increased and as shipping lines responded to the improved market by leasing increased quantities of containers. This improvement led to an increase in the utilization of the Partnership’s container fleet and the subsequent reduction in inventories of idle containers led to a decline in inventory and activity-related expenses.
     Despite the improvement in the market, certain shipping lines are still experiencing challenging operating conditions and there is still a risk of customer defaults.
     The Partnership’s average fleet size and utilization rates for the three-month periods ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Fleet size (measured in TEUs)
Dry cargo containers	6,333	7,610
Refrigerated containers	93	206
Tank containers	50	51

Utilization rates for combined fleet
Average for the period	82%	86%
At end of period	86%	83%
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Overview
     Net income for the three months ended March 31, 2010, was $44,012, a decrease of $16,696, when compared to net income of $60,708 in the corresponding period in the prior year. The primary changes between the two periods included the impact of:
•	an 18% reduction in the size of the container fleet (measured in TEUs) as equipment that was redelivered by customers was sold;

•	a decline in the levels of net lease revenues, resulting from the combined effect of a reduction in the size of the fleet, lower average utilization and lease per-diem levels;

•	a decrease in depreciation expense as a result of the declining fleet size; and

•	an increase in the levels of gains recorded on the disposal of equipment at the end of its useful maritime life.

Analysis and discussion
     Net lease revenue decreased by $121,483, or 41%, in the first quarter of 2010 when compared to the corresponding period in 2009. The decline was primarily due to a $147,609 decrease in gross lease revenue (a component of net lease revenue), of which approximately 71% was attributable to a reduction in the size of the Partnership’s fleet size and 29% was attributable to the combined effect of lower average utilization rates during the period and lower dry cargo container per-diem rental rates.
     Depreciation expense of $197,202 was $60,512, or 23%, lower than in the corresponding period in 2009. This was a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses were $39,495 for the three-month period ended March 31, 2010, an increase of $13,653, or 53%, when compared to the same period in 2009. The increase was attributable to higher fees for investor administrative services.
     Net gain on disposal of equipment for the three months ended March 31, 2010, was $107,428, an increase of $57,928, or 117%, when compared to the corresponding period in 2009. The Partnership disposed of 258 containers, compared to 182 containers during the same three-month period in 2009. The increase in the net gain was primarily due to the higher volume and lower net book value of container units disposed. Future proceeds and the volume of containers disposed will be highly dependent on factors such as the future performance of the container leasing market, regional economics, currency stability, new equipment prices and the volume of new equipment entering the market place.
Liquidity and Capital Resources
     During the Partnership’s first ten years of operations, the Partnership’s primary objective was to generate cash flow from operations for distribution to its limited partners. The Partnership relied primarily on container rental receipts to meet this objective. No credit lines are maintained to finance working capital. Commencing in April 2007, the Partnership began to focus its attention on the retirement of the remaining equipment in the Partnership’s container fleet, in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be 15 years after placement in leased service.
     In April 2010, the Partnership commenced its 15th year of operations and continued its liquidation phase. At March 31, 2010, approximately 54% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers and the ultimate termination of the Partnership. These factors include the level of net lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses. CCC has not made a final decision with regard to the termination date of the Partnership but based upon current expectations, CCC anticipates that the Partnership will be terminated either during 2010 or 2011. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the limited partners’ capital contributions to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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

     At March 31, 2010, the Partnership had $550,097 in cash, a decrease of $100,569 from cash balances at December 31, 2009. As of March 31, 2010, the Partnership held its cash on deposit in an operating bank account. The Partnership will review its investment strategy for cash balances on a periodic basis and will invest in short-term, interest bearing accounts as opportunities arise.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $113,180 for the three months ended March 31, 2010, compared to $310,673 for the same three-month period in 2009.
     Cash from Investing Activities: Net cash provided by investing activities was $298,851 for the three months ended March 31, 2010, compared to $303,406 in the corresponding period of 2009. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $512,600 for the three months ended March 31, 2010, compared to $668,370 for the three months ended March 31, 2009. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
Critical Accounting Policies
     The Partnership’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Partnership has identified three significant policies that require the Partnership to make subjective and / or complex judgments about matters that are inherently uncertain. These policies include the following:
•	Container equipment — depreciable lives and residual values.

•	Container equipment — recoverability and valuation.

•	Allowance for doubtful accounts.
     The Partnership, in consultation with its audit committee, has reviewed and approved these significant accounting policies which are further described in the Partnership’s December 31, 2009 Annual Report on Form 10-K.
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
     There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s first quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There are no material changes from the risk factors as disclosed under Item 1A of Part I in the Partnership’s December 31, 2009 report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. [Removed and Reserved]
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

Date: May 14, 2010

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