Form 10-Q
period 2010-06-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 2010-08-10
CIK 1002519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Report on Form 10-Q for the Quarterly Period
Ended June 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are Cronos Global Income Fund XVI, L.P.’s (the “Partnership”) condensed balance sheets as of June 30, 2010 and December 31, 2009, condensed statements of operations for the three and six months ended June 30, 2010 and 2009, and condensed statements of cash flows for the six months ended June 30, 2010 and 2009 (collectively the “Financial Statements”), prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets

Current assets:
Cash	$480,297	$650,666
Net lease receivables due from Leasing Agent	281,116	182,324
Direct finance lease receivable, due from Leasing Agent within one year, net	25,181	26,485

Total current assets	786,594	859,475

Direct finance lease receivable, due from Leasing Agent after one year, net	57,203	67,711

Container rental equipment, at cost	12,147,398	13,976,467
Less accumulated depreciation	(9,246,415)	(10,330,153)

Net container rental equipment	2,900,983	3,646,314

Total assets	$3,744,780	$4,573,500

Partners’ Capital

Partners’ capital:
General partner	1,766	1,697
Limited partners	3,743,014	4,571,803

Total partners’ capital	$3,744,780	$4,573,500

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net lease revenue from Leasing Agent	$220,097	$228,620	$393,377	$523,384

Other operating (expenses) income:
Depreciation	(186,571)	(247,771)	(383,774)	(505,485)
Other general and administrative expenses	(34,601)	(27,467)	(74,095)	(53,309)
Net gain on disposal of equipment	90,681	38,136	198,109	87,636

	(130,491)	(237,102)	(259,760)	(471,158)

Net income (loss)	$89,606	$(8,482)	$133,617	$52,226

Allocation of net income (loss):
General partner	$10,638	$19,454	$22,603	$41,080
Limited partners	78,968	(27,936)	111,014	11,146

	$89,606	$(8,482)	$133,617	$52,226

Limited partners’ per unit share of net income (loss)	$0.05	$(0.02)	$0.07	$0.01

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009
Net cash provided by operating activities	$283,822	$528,935

Cash flows from investing activities:
Proceeds from sale of container rental equipment	508,146	621,135

Cash flows from financing activities:
Distributions to general partner	(22,534)	(41,220)
Distributions to limited partners	(939,803)	(1,246,407)

Net cash used in financing activities	(962,337)	(1,287,627)

Net decrease in cash	(170,369)	(137,557)

Cash at the beginning of the period	650,666	886,181

Cash at the end of the period	$480,297	$748,624

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

In April 2010, the Partnership commenced its 15th year of operations and continued its liquidation phase, wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At June 30, 2010, approximately 52% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses.

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

Container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared when indicators, such as material changes in market conditions, are present. Indicators of a potential impairment include a sustained decrease in utilization or operating profitability, or indications of technological obsolescence. The primary variables utilized by the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire fleet rather than for each container type or individual container. As a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges recorded against the carrying value of container rental equipment for the three or six-month periods ended June 30, 2010 and 2009.

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
(2)	Net Lease Receivables Due from Leasing Agent
Net lease receivables due from Leasing Agent at June 30, 2010 and December 31, 2009 comprised:

	June 30,	December 31,
	2010	2009
Gross lease receivables	$439,270	$391,120
Less:
Direct operating expenses payable	104,962	155,879
Base management fees payable	18,344	18,860
Reimbursed administrative expenses payable	5,135	6,873
Allowance for doubtful accounts	29,713	27,184

Net lease receivables due from Leasing Agent	$281,116	$182,324

Included within the amount of gross lease receivables at June 30, 2010 is $49,433 in respect of amounts owed by the Leasing Agent in relation to disposal related invoices.

At June 30, 2010 and December 31, 2009, respectively, amounts of $3,040 and $1,761 were recorded as doubtful debt expense. In addition, $309 was written-off in the three months ended June 30, 2010; no write-offs were recorded in the three months ended June 30, 2009. In the six months ended June 30, 2010 and 2009, respectively, $511 and $10,115 were written-off.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue
Net lease revenue for the three and six-month periods ended June 30, 2010 and 2009 comprised:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Gross lease revenue	$303,874	$378,207	$611,552	$833,494
Interest income from direct finance lease	8,541	2,705	17,298	5,182
Less:
Direct operating expenses	55,029	105,079	157,289	216,642
Base management fees	21,783	26,472	43,035	57,616
Reimbursed administrative expenses
Salaries	11,911	15,899	26,361	30,785
Other payroll related expenses	902	1,310	2,816	3,065
General and administrative expenses	2,693	3,532	5,972	7,184

	92,318	152,292	235,473	315,292

Net lease revenue	$220,097	$228,620	$393,377	$523,384

(4)	Operating Segment
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

A summary of gross lease revenue earned by each Partnership container type for the periods ended June 30, 2010 and 2009 follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Dry cargo containers	$245,725	$288,667	$484,415	$643,271
Refrigerated containers	22,936	51,518	52,839	113,483
Tank containers	35,213	38,022	74,298	76,740

Total	$303,874	$378,207	$611,552	$833,494

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(5)	Limited Partners’ Capital
Cash distributions made to the limited partners for the six-month periods ended June 30, 2010 and 2009 were as follows:

	Six Months Ended
	June 30,	June 30,
	2010	2009
Cash distributions from operations	$306,601	$673,192
Cash distributions from sales proceeds	633,202	573,215

Total cash distributions	$939,803	$1,246,407

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital at June 30, 2010 and December 31, 2009, was $2.34 and $2.86, respectively. This is calculated by dividing the limited partners’ capital at the end of June 30, 2010, and December 31, 2009, by 1,599,667, the total number of outstanding limited partnership units.
(6)	Cronos Ltd.
Cronos Ltd. (“Cronos”), a Bermuda exempted company, is the parent of CCC, the general partner of the Partnership. On July 28, 2010, Cronos consummated several transactions with investment funds affiliated with Kelso & Company, L.P. (“Kelso”), a private equity firm based in New York. Pursuant to the transactions, affiliated investment funds of Kelso acquired a majority interest in Cronos through a newly-organized holding company, Cronos Holding Company Ltd., a Bermuda exempted company.

In connection with the transactions with Kelso, Dennis J. Tietz has retired as a director of CCC. Messrs. Younger, Vaughan, and Kallas remain as directors of CCC, and CCC remains a wholly-owned subsidiary of Cronos.

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
     The following table summarizes the composition of the Partnership’s operating lease fleet based on container type, and is measured in twenty foot equivalent units (TEUs) at June 30, 2010:

	Dry Cargo	Refrigerated
	Containers	Containers	Tank Containers	Total
Container on lease:
Master lease	4,307	37	22	4,366
Term lease
Short term[1]	307	3	14	324
Long term[2]	1,200	21	8	1,229

	1,507	24	22	1,553

Subtotal	5,814	61	44	5,919
Containers off-hire	180	8	5	193

Total container fleet	5,994	69	49	6,112

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before June 2011.

2.	Long term leases represent term leases that will expire after June 2011.

     At June 30, 2010, approximately 52% of the original equipment remained in the Partnership’s operating fleet, compared to approximately 57% at December 31, 2009. The following table details the proportion of the operating lease fleet remaining by product type, and is measured in TEUs:

	Dry Cargo Containers		Refrigerated Containers		Tank Containers		Total
	TEU	%	TEU	%	TEU	%	TEU	%
Total purchases	11,053	100%	690	100%	52	100%	11,795	100%
Less disposals	5,059	46%	621	90%	3	6%	5,683	48%

Remaining fleet at June 30, 2010	5,994	54%	69	10%	49	94%	6,112	52%

Market & Industry Overview
     The utilization rate for the Partnership’s container fleet was 97% at June 30, 2010. Shipping lines continue to benefit from improved trading conditions and have reported increases in both container trade volumes and freight rates on all of the main trade routes. The combined effect of increased trade volumes, the reduction in the size of the global container fleet in 2009 and the capital constraints experienced by many shipping lines has placed greater reliance on leasing companies. Demand for leased containers has increased as a result. Leasing companies have reported a corresponding decline in direct operating expenses, particularly inventory-related expenses, as off-hire container volumes have reduced in line with the improved market.
     The strong leasing market means that the supply of containers available for sale into the secondary market has fallen, and that prices have increased. The Partnership disposed of 177 containers in the second quarter of 2010 compared to 239 in the same period of 2009. The average disposal proceeds per 20-foot dry cargo container, sold at the end of its economic life, in the second quarter of 2010 increased by 8% to $896 when compared to the same period of 2009. Future proceeds and the volume of containers disposed will be highly dependent on factors such as the performance of the container leasing market, regional economics, currency fluctuations, new equipment prices and the volume of new equipment entering the market place.
     In spite of the improvement in the market, there is still a risk of customer defaults in the future as shipping lines continue to recover from the poor market conditions of recent years.
     The Partnership’s average fleet size and utilization rates for the six-month periods ended June 30, 2010 and 2009 were as follows:

	Six Months Ended
	June 30,	June 30,
	2010	2009
Average fleet size (measured in TEUs)
Dry cargo containers	6,195	7,484
Refrigerated containers	86	187
Tank containers	50	51

Utilization rates for combined fleet
Average for the period	87%	84%
At end of period	97%	80%

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
Overview
     Net income for the three months ended June 30, 2010, was $89,606, an increase of $98,088, when compared to the corresponding period in the prior year, when a net loss of $8,482 was reported. The primary reasons for the change in profitability were:
•	The Partnership experienced stronger market conditions for leased containers;

•	Depreciation expense was lower than in the prior year, as the Partnership continued to sell equipment that had reached the end of its useful economic life for maritime leasing; and,

•	The level of gains recorded on equipment disposals increased.
Analysis and discussion
     Net lease revenue decreased by $8,523, or 4%, in the second quarter of 2010 when compared to the corresponding period in 2009. The decline was primarily due to:
•	a $74,333 reduction in gross lease revenue (a component of net lease revenue), that was attributable to the reduction in the size of the Partnership’s fleet size. This was offset to some extent by the increase in gross lease revenue generated by the increased volume of on-lease containers; and,

•	a $50,050 decline in direct operating expenses as a result of the increase in utilization and corresponding reduction in inventories of off-hire equipment, which resulted in the reduction of both activity-related and inventory-related expenses.
     Depreciation expense of $186,571 was $61,200, or 25%, lower than in the corresponding period in 2009. This was a direct result of the decline of the size of the Partnership’s fleet and the fact that some of the Partnership fleet is now fully depreciated.
     Other general and administrative expenses were $34,601 for the three-month period ended June 30, 2010, an increase of $7,134, or 26%, when compared to the same period in 2009. The increase was attributable to higher fees for investor administrative services and legal and other professional services.
     Net gain on disposal of equipment for the three months ended June 30, 2010, was $90,681, an increase of $52,545, or 138%, when compared to the corresponding period in 2009. The increase in the net gain was primarily due to the lower net book value of container units disposed as well as higher average proceeds generated per container. This was partly offset by a reduction in the quantity of containers sold. Future proceeds and the volume of containers disposed will be highly dependent on factors such as the future performance of the container leasing market, regional economics, currency stability, new equipment prices and the volume of new equipment entering the market place.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
Overview
     Net income for the six months ended June 30, 2010, was $133,617, an increase of $81,391, when compared to the corresponding period in the prior year. The primary reasons for the change in profitability were:
•	The Partnership experienced stronger market conditions for leased containers;

•	Depreciation expense was lower than in the prior year, as the Partnership continued to sell equipment that had reached the end of its useful economic life for maritime leasing; and,

•	The level of gains recorded on equipment disposals increased.
Analysis and discussion
     Net lease revenue decreased by $130,007, or 25%, in the second quarter of 2010 when compared to the corresponding period in 2009. The decline was primarily due to:
•	a $221,942 decrease in gross lease revenue (a component of net lease revenue), which was attributable to the reduction in the size of the Partnership’s fleet size. This was offset to some extent by the increase in gross lease revenue generated by the increased volume of on-lease containers; and,

•	a $59,353 decline in direct operating expenses as a result of the increase in utilization and corresponding reduction in inventories of off-hire equipment, which resulted in the reduction of both activity-related and inventory-related expenses.
     Depreciation expense of $383,774 was $121,711, or 24%, lower than in the corresponding period in 2009. This was a direct result of the decline of the size of the Partnership’s fleet and the fact that some of the Partnership fleet is now fully depreciated.
     Other general and administrative expenses were $74,095 for the six-month period ended June 30, 2010, an increase of $20,786, or 39%, when compared to the same period in 2009. The increase was attributable to higher fees for investor administrative services and legal and other professional services.
     Net gain on disposal of equipment for the six months ended June 30, 2010, was $198,109, an increase of $110,473, or 126%, when compared to the corresponding period in 2009. The increase in the net gain was primarily due to the lower net book value of container units disposed. Future proceeds and the volume of containers disposed will be highly dependent on factors such as the future performance of the container leasing market, regional economics, currency stability, new equipment prices and the volume of new equipment entering the market place.
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
     In April 2010, the Partnership commenced its 15th year of operations and continued its liquidation phase. At June 30, 2010, approximately 52% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers and the ultimate termination of the Partnership. These factors include the level of net lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses. CCC has not made a final decision with regard to the termination date of the Partnership but based upon current expectations, CCC anticipates that the Partnership will be terminated either during 2010 or 2011. Upon the liquidation of the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the limited partners’ capital contributions to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.

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
     At June 30, 2010, the Partnership had $480,297 in cash, a decrease of $170,369 from cash balances at December 31, 2009. As of June 30, 2010, the Partnership held its cash on deposit in an operating bank account. The Partnership will review its investment strategy for cash balances on a periodic basis and will invest in short-term, interest bearing accounts as appropriate.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $283,822 for the six months ended June 30, 2010, compared to $528,935 for the same six-month period in 2009.
     Cash from Investing Activities: Net cash provided by investing activities was $508,146 for the six months ended June 30, 2010, compared to $621,135 in the corresponding period of 2009. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $962,337 for the six months ended June 30, 2010, compared to $1,287,627 for the six months ended June 30, 2009. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
Critical Accounting Policies
     The Partnership’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Partnership has identified three significant policies that require the Partnership to make subjective and / or complex judgments about matters that are inherently uncertain. These policies include the following:
•	Container equipment – depreciable lives and residual values.

•	Container equipment – recoverability and valuation.

•	Allowance for doubtful accounts.
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
     There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report in the Partnership’s December 31, 2009 Annual Report on Form 10-K that occurred during the Partnership’s second quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
There are no material changes from the risk factors as disclosed under Item 1A of Part I in the Partnership’s December 31, 2009 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. [Removed and Reserved]
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
(a) Exhibits

Exhibit
No	Description	Method of Filing
3(a)	Limited Partnership Agreement, amended and restated as of December 28, 1995	*

3(b)	Certificate of Limited Partnership	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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
Frank P. Vaughan
Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 10, 2010

EXHIBIT INDEX

Exhibit
No	Description	Method of Filing
3(a)	Limited Partnership Agreement, amended and restated as of December 28, 1995	*

3(b)	Certificate of Limited Partnership	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.