Form 10-Q
period 2010-09-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 2010-11-12
CIK 1002519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Report on Form 10-Q for the Quarterly Period
Ended September 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are Cronos Global Income Fund XVI, L.P.’s (the “Partnership”) condensed balance sheets as of September 30, 2010 and December 31, 2009, condensed statements of operations for the three and nine months ended September 30, 2010 and 2009, and condensed statements of cash flows for the nine months ended September 30, 2010 and 2009 (collectively the “Financial Statements”), prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets

Current assets:
Cash	$484,513	$650,666
Net lease receivables due from Leasing Agent	367,523	182,324
Direct financing lease receivable, due from Leasing Agent within one year, net	24,418	26,485

Total current assets	876,454	859,475

Direct financing lease receivable, due from Leasing Agent after one year, net	51,722	67,711

Container rental equipment, at cost	11,585,977	13,976,467
Less accumulated depreciation	(8,950,000)	(10,330,153)

Net container rental equipment	2,635,977	3,646,314

Total assets	$3,564,153	$4,573,500

Partners’ Capital

Partners’ capital:
General partner	2,805	1,697
Limited partners	3,561,348	4,571,803

Total partners’ capital	$3,564,153	$4,573,500

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net lease revenue from Leasing Agent	$257,595	$181,459	$650,972	$704,843

Other operating (expenses) income:
Depreciation	(176,434)	(226,548)	(560,208)	(732,033)
Other general and administrative expenses	(31,906)	(33,328)	(106,000)	(86,637)
Net gain on disposal of equipment	110,999	76,542	309,107	164,178

	(97,341)	(183,334)	(357,101)	(654,492)

Net income (loss)	$160,254	$(1,875)	$293,871	$50,351

Allocation of net income (loss):
General partner	$8,657	$15,697	$31,260	$56,777
Limited partners	151,597	(17,572)	262,611	(6,426)

	$160,254	$(1,875)	$293,871	$50,351

Limited partners’ per unit share of net income (loss)	$0.09	$(0.01)	$0.16	$—

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Net cash provided by operating activities	$496,704	$719,040

Cash flows from investing activities:
Proceeds from sale of container rental equipment	640,361	911,574

Cash flows from financing activities:
Distributions to general partner	(30,152)	(56,311)
Distributions to limited partners	(1,273,066)	(1,786,294)

Net cash used in financing activities	(1,303,218)	(1,842,605)

Net decrease in cash	(166,153)	(211,991)

Cash at the beginning of the period	650,666	886,181

Cash at the end of the period	$484,513	$674,190

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

In April 2010, the Partnership commenced its 15th year of operations. The Partnership is continuing its liquidation phase, wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At September 30, 2010, approximately 50% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses. During the first half of 2011, CCC may distribute a request for proposal (“RFP”) to prospective third party investors. The decision to distribute a RFP has not yet been taken. A RFP would seek to determine any interest such parties may have in purchasing the remaining containers owned by the Partnership. CCC will not make any decision relating to the final liquidation of the Partnership until any such proposals have been received and fully evaluated.

The Partnership’s operations are subject to economic, political and business risks inherent in a business environment. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers are generally the same as those to domestic customers. The Partnership’s leases generally require all payments to be made in United States dollars.

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

Direct financing leases are long-term in nature, usually ranging from three to seven years, and require relatively low levels of customer service. They ordinarily require fixed payments over a defined period and provide customers with an option to purchase the subject containers at the end of the lease term. Per-diem rates include an element of repayment of capital and therefore are usually higher than rates charged under either term or master leases.

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

Container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared when indicators, such as material changes in market conditions, are present. Indicators of a potential impairment include a sustained decrease in utilization or operating profitability, or indications of technological obsolescence. The primary variables utilized by the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire fleet rather than for each container type or individual container. As a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges recorded against the carrying value of container rental equipment for the three or nine-month periods ended September 30, 2010 and 2009.

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
(2)	Net Lease Receivables Due from Leasing Agent
Net lease receivables due from Leasing Agent at September 30, 2010 and December 31, 2009 comprised:

	September 30,	December 31,
	2010	2009
Gross lease receivables	$494,942	$391,120
Less:
Direct operating expenses payable	75,293	155,879
Base management fees payable	18,643	18,860
Reimbursed administrative expenses payable	5,269	6,873
Allowance for doubtful accounts	28,214	27,184

Net lease receivables due from Leasing Agent	$367,523	$182,324

Included within the amount of gross lease receivables at September 30, 2010 is $116,789 in respect of amounts owed by the Leasing Agent in relation to disposal related invoices.

At September 30, 2010 and December 31, 2009, respectively, amounts of $2,218 and $1,761 were recorded as doubtful debt expense. In addition, $677 was written-off in the three months ended September 30, 2010; no write-offs were recorded in the three months ended September 30, 2009. In the nine months ended September 30, 2010 and 2009, respectively, $1,188 and $5,620 were written-off.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue

Net lease revenue for the three and nine-month periods ended September 30, 2010 and 2009 comprised:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Gross lease revenue	$312,678	$333,252	$924,230	$1,166,746
Interest income from direct financing leases	7,999	5,557	25,297	10,739
Less:
Direct operating expenses	25,388	114,312	182,677	330,954
Base management fees	22,409	23,535	65,444	81,151
Reimbursed administrative expenses
Salaries	11,003	14,783	37,364	45,568
Other payroll related expenses	1,452	1,215	4,268	4,280
General and administrative expenses	2,830	3,505	8,802	10,689

	63,082	157,350	298,555	472,642

Net lease revenue	$257,595	$181,459	$650,972	$704,843

(4)	Operating Segment

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

A summary of gross lease revenue earned by each Partnership container type for the periods ended September 30, 2010 and 2009 follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Dry cargo containers	$256,673	$256,508	$741,088	$899,779
Refrigerated containers	20,587	40,908	73,426	154,391
Tank containers	35,418	35,836	109,716	112,576

Total	$312,678	$333,252	$924,230	$1,116,746

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(5)	Limited Partners’ Capital

Cash distributions made to the limited partners for the nine-month periods ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Cash distributions from operations	$406,579	$899,812
Cash distributions from sales proceeds	866,487	886,482

Total cash distributions	$1,273,066	$1,786,294

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital at September 30, 2010 and December 31, 2009, was $2.23 and $2.86, respectively. This is calculated by dividing the limited partners’ capital at the end of September 30, 2010, and December 31, 2009, by 1,599,667, the total number of outstanding limited partnership units.
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
     The following table summarizes the composition of the Partnership’s operating lease fleet based on container type, and is measured in twenty foot equivalent units (TEUs) at September 30, 2010:

	Dry Cargo	Refrigerated
	Containers	Containers	Tank Containers	Total
Container on lease:
Master lease	4,313	37	15	4,365
Term lease
Short term[1]	168	1	13	182
Long term[2]	1,223	18	13	1,254

	1,391	19	26	1,436

Subtotal	5,704	56	41	5,801
Containers off-hire	86	7	8	101

Total container fleet	5,790	63	49	5,902

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before September 2011.

2.	Long term leases represent term leases that will expire after September 2011.

     At September 30, 2010, approximately 50% of the original equipment remained in the Partnership’s operating fleet, compared to approximately 57% at December 31, 2009. The following table details the proportion of the operating lease fleet remaining by product type, and is measured in TEUs:

	Dry Cargo Containers		Refrigerated Containers		Tank Containers		Total
	TEU	%	TEU	%	TEU	%	TEU	%

Total purchases	11,053	100%	690	100%	52	100%	11,795	100%
Less disposals	5,263	48%	627	91%	3	6%	5,893	50%

Remaining fleet at September 30, 2010	5,790	52%	63	9%	49	94%	5,902	50%

Market & Industry Overview
     The utilization rate for the Partnership’s container fleet was 98% at September 30, 2010. The combined effects of increased trade volumes on major trade routes, the practice of slow steaming employed by many of the shipping lines, the reduction in the size of the global container fleet in 2009 and the capital constraints experienced by many shipping lines have placed greater reliance on leasing companies. Demand for leased containers has increased as a result. Lease rates have remained relatively stable as equipment has been being leased out under existing contractual terms. Leasing companies have also reported a corresponding decline in direct operating expenses, particularly inventory-related expenses, as off-hire container volumes have decline in line with the improved market.
     The strong leasing market means that the supply of containers available for sale into the secondary market has fallen, and that prices have increased. The Partnership disposed of 193 containers in the third quarter of 2010 compared to 230 in the same period of 2009. The average disposal proceeds per 20-foot dry cargo container, sold at the end of its economic life, in the third quarter of 2010 increased by 24% to $1,025 when compared to the same period of 2009. Future proceeds and the volume of containers disposed will be highly dependent on factors such as the performance of the container leasing market, regional economics, currency fluctuations, new equipment prices and the volume of new equipment available for leasing.
     In spite of the improvement in the market, there is still a risk of customer defaults in the future as shipping lines continue to recover from the poor market conditions of recent years.
     The Partnership’s average fleet size and utilization rates for the nine-month periods ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Average fleet size (measured in TEUs)
Dry cargo containers	6,082	7,345
Refrigerated containers	79	173
Tank containers	50	51

Utilization rates for combined fleet
Average for the period	90%	83%
At end of period	98%	80%

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Overview
     Net income for the three months ended September 30, 2010, was $160,254, an increase of $162,129, when compared to the corresponding period in the prior year, when a net loss of $1,875 was reported. The primary reasons for the change in profitability were:
•	The Partnership experienced stronger market conditions for leased containers;

•	Depreciation expense was lower than in the prior year, as the Partnership continued to sell equipment that had reached the end of its useful economic life for maritime leasing; and

•	The level of gains recorded on equipment disposals increased.
Analysis and discussion
     Net lease revenue increased by $76,136, or 42%, in the third quarter of 2010 when compared to the corresponding period in 2009. The increase was primarily due to:
•	a $88,924, or 78%, decline in direct operating expenses as a result of the increase in utilization and corresponding decline in inventories of off-hire equipment, which resulted in a reduction in both activity-related and inventory-related expenses, partially offset by

•	a $20,574 reduction in gross lease revenue (a component of net lease revenue), that was attributable to the reduction in the Partnership’s fleet size.
     Other components of net lease revenue are interest income from direct financing leases, management fees and reimbursed administrative expenses. Interest income from direct financing leases increased by $2,442 and management fees and reimbursed administrative expenses decreased by $5,314, when compared to the corresponding period of 2009.
     Depreciation expense of $176,434 was $50,114, or 22%, lower than in the corresponding period in 2009. This was a direct result of the decline of the size of the Partnership’s fleet and the fact that some of the Partnership fleet is now fully depreciated.
     Other general and administrative expenses were $31,906 for the three-month period ended September 30, 2010, a decrease of $1,422, or 4%, when compared to the same period in 2009. The decrease was attributable to lower fees for investor administrative services.
     Net gain on disposal of equipment for the three months ended September 30, 2010, was $110,999, an increase of $34,457, or 45%, when compared to the corresponding period in 2009. The increase in the net gain was primarily due to the lower net book value of container units.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
Overview
     Net income for the nine months ended September 30, 2010, was $293,871, an increase of $243,520, when compared to the corresponding period in the prior year. The primary reasons for the change in profitability were:
•	The Partnership experienced stronger market conditions for leased containers;

•	Depreciation expense was lower than in the prior year, as the Partnership continued to sell equipment that had reached the end of its useful economic life for maritime leasing; and

•	The level of gains recorded on equipment disposals increased.

Analysis and discussion
     Net lease revenue decreased by $53,871, or 8%, in the first nine months of 2010 when compared to the corresponding period in 2009. The decline was primarily due to:
•	a $242,516 decrease in gross lease revenue (a component of net lease revenue), which was attributable to the reduction in Partnership’s fleet size. This was offset to some extent by the increase in gross lease revenue generated by the increased volume of on-lease containers; and

•	a $148,277 decline in direct operating expenses as a result of the increase in utilization and corresponding reduction in inventories of off-hire equipment, which resulted in the reduction of both activity-related and inventory-related expenses.
     Other components of net lease revenue are interest income from direct financing leases, management fees and reimbursed administrative expenses. Interest income from direct financing leases increased by $14,558 and management fees and reimbursed administrative expenses decreased by $25,810, when compared to the corresponding period of 2009.
     Depreciation expense of $560,208 was $171,825, or 23%, lower than in the corresponding period in 2009. This was a direct result of the decline of the size of the Partnership’s fleet and the fact that some of the Partnership fleet is now fully depreciated.
     Other general and administrative expenses were $106,000 for the nine-month period ended September 30, 2010, an increase of $19,363, or 22%, when compared to the same period in 2009. The increase was attributable to higher fees for investor administrative services and legal and other professional services.
     Net gain on disposal of equipment for the nine months ended September 30, 2010, was $309,107, an increase of $144,929, or 88%, when compared to the corresponding period in 2009. The increase in the net gain was primarily due to the lower net book value of container units disposed.
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
     In April 2010, the Partnership commenced its 15th year of operations and continued its liquidation phase. At September 30, 2010, approximately 50% of the original equipment remained in the Partnership’s fleet. Future periods are expected to generate diminishing results as the Partnership’s smaller fleet now has a greater impact on its operations than global economic growth and container trade. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers and the ultimate termination of the Partnership. These factors include the level of net lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses. Upon the liquidation of the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the limited partners’ capital contributions to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.

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
     At September 30, 2010, the Partnership had $484,513 in cash, a decrease of $166,153 from cash balances at December 31, 2009. As of September 30, 2010, the Partnership held its cash on deposit in an operating bank account. The Partnership will review its investment strategy for cash balances on a periodic basis and will invest in short-term, interest bearing accounts as appropriate.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $496,704 for the nine months ended September 30, 2010, compared to $719,040 for the same nine-month period in 2009.
     Cash from Investing Activities: Net cash provided by investing activities was $640,361 for the nine months ended September 30, 2010, compared to $911,574 in the corresponding period of 2009. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $1,303,218 for the nine months ended September 30, 2010, compared to $1,842,605 for the nine months ended September 30, 2009. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
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
     There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report in the Partnership’s December 31, 2009 Annual Report on Form 10-K that occurred during the Partnership’s third quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date: November 10, 2010

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