Form 10-K
period 2010-12-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 2011-03-16
CIK 1002519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant: Not applicable. The outstanding Partnership interests of the Registrant are not traded on any exchange or in any inter-dealer market.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable
Documents Incorporated by Reference
Prospectus of Cronos Global Income Fund XVI, L.P., dated December 28, 1995 included as part of Registration Statement on Form S-1 (No. 33-98290) and supplement thereto dated February 6, 1997.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Report on Form 10-K for the Fiscal Year
Ended December 31, 2010

PART I
Item 1. Business
     (a) General Development of Business
     Cronos Global Income Fund XVI, L.P. (the “Partnership”) is a limited partnership that was organized under the laws of the State of California on September 1, 1995, for the purpose of owning and leasing marine cargo containers, special purpose containers and container-related equipment. The Partnership was initially capitalized with $100 and commenced offering its limited partnership interests to the public subsequent to December 28, 1995, pursuant to its Registration Statement on Form S-1 (File No. 33-98290). On February 3, 1997, Cronos Capital Corp. (“CCC” or the “General Partner”), suspended the offer and sale of units in the Partnership. Information concerning the suspended offer and sale of units in the Partnership is incorporated by reference to the discussion in the Supplement dated February 6, 1997 to the Registration Statement on Form S-1 (No. 33-98290), dated December 28, 1995, as supplemented December 27, 1996. The offering was not resumed and terminated on December 27, 1997.
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
     CCC and other affiliated companies are wholly-owned by Cronos Ltd., a Bermuda exempted company (the “Parent Company”). On July 28, 2010, the Parent Company consummated several transactions with investment funds affiliated with Kelso & Company, L.P. (collectively “Kelso”), a private equity firm based in New York. Pursuant to these transactions, Kelso acquired a majority interest in the Parent Company through a newly-organized holding company, Cronos Holding Company Ltd. (“Cronos” or the “Ultimate Holding Company”), also a Bermuda exempted company. Cronos, the Parent Company and other affiliated companies are collectively referred to as the “Group”.
     In connection with the transactions with Kelso, Dennis J. Tietz retired as a director of CCC. Messrs. Younger, Vaughan, and Kallas remain as directors of CCC. See Item 10 of Part III, “Directors, Executive Officers and Corporate Governance” herein.

     The leasing activities of the Group are managed through the Parent Company’s subsidiary in the United Kingdom, Cronos Containers Limited (the “Leasing Agent”). The Leasing Agent manages the leasing operations of all equipment owned by the Group on its own behalf or on behalf of other container owners, including all programs organized by CCC.
     On October 9, 1995, the Leasing Agent entered into an agreement (the “Leasing Agent Agreement”) with the Partnership whereby the parties contracted for the Leasing Agent to manage the leasing operations for all equipment owned by the Partnership.
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
     The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960’s, resulting in an increased demand for containers. The world’s container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 27.5 million TEU by the end of 2010. The container leasing business is cyclical, and depends largely upon the rate of growth in the volume of world trade.
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
     The following table sets forth the number of containers in the Partnership’s operating lease fleet based on container type, and is measured in TEUs at December 31, 2010:

	Dry Cargo	Refrigerated
	Containers	Containers	Tank Containers	Total
Container on lease:
Master lease	4,065	35	14	4,114
Term lease
Short term[1]	154	1	17	172
Long term[2]	1,240	14	8	1,262

	1,394	15	25	1,434

Subtotal	5,459	50	39	5,548
Containers off-hire	155	6	4	165

Total container fleet	5,614	56	43	5,713

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire in 2011.

2.	Long term leases represent term leases that will expire after 2011.
     The Leasing Agent makes payments to the Partnership based upon rentals collected from customers.

Types of Leases
     The Leasing Agent leases the Partnership’s containers primarily to shipping lines operating in major trade routes (see Item 1(d)). The Partnership’s marine containers may be leased pursuant to master leases, term leases, and direct financing leases.
•	Master leases. Master leases provide customers with flexibility by allowing them to pick up containers where and when required on pre-agreed terms, subject to restrictions and availability. Master leases also define the number of containers that may be returned within each calendar month, the permitted return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per-diem rates and generate more ancillary revenue (including pick-up, drop-off, handling and off-hire revenue) than term leases. The commercial terms of master leases are usually negotiated or renewed annually.

•	Term leases. Term leases are for a fixed quantity of containers for a fixed period of time, typically ranging from three to seven years. In most cases, containers cannot be returned prior to the expiration of the lease. Some term lease agreements contain early termination penalties that apply in the event of early redelivery. Term leases provide greater revenue stability to the lessor, but usually at lower lease rates than master leases. Ocean carriers use term leases to lower their operating costs when they have a need for an identified number of containers for a specified term.

•	Direct financing leases. Direct financing leases are long-term in nature, usually ranging from three to seven years, and require relatively low levels of customer service. They ordinarily require fixed payments over a defined period and provide customers with an option to purchase the subject containers at the end of the lease term. Per-diem rates include an element of repayment of capital and therefore are usually higher than rates charged under either term or master leases.
     The percentage of containers on term, master and other lease types varies widely among leasing companies, depending upon each company’s leasing strategy.
     Lease rates depend on several factors including a customer’s credit worthiness, type of lease, length of term, type and age of the containers, container replacement costs, interest rates, maintenance provided, and market conditions.
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
     Amounts due under master leases are calculated at the end of each month and billed approximately three to five days thereafter. Amounts due under term, sales-type and direct financing leases are set forth in the respective lease agreements and are also billed three to five days following month end. Payment is normally received within 60-90 days of billing.
Customers
     The Partnership does not believe that its ongoing business is dependent upon a single lessee of the Leasing Agent, although the loss of one or more of the Leasing Agent’s lessees could have an adverse effect upon its business. The following lessees of the Leasing Agent each generated 10% or more of the gross lease revenue earned on the Partnership’s equipment in 2010: Mediterranean Shipping Company S.A. generated approximately 20%, or $243,771 of gross lease revenue, and Hapag-Lloyd AG generated approximately 13%, or $157,417 of gross lease revenue. The majority of the Leasing Agent’s lessees are billed and pay in United States (“US”) dollars.

Credit Controls
     The Leasing Agent sets maximum credit limits for all of the Partnership’s customers, limiting the number of containers leased to each according to established credit criteria. The Leasing Agent continually tracks its credit exposure to each customer. The Leasing Agent’s credit committee oversees the performance of the Partnership’s customers and recommends actions to be taken in order to minimize credit risks. The Leasing Agent also uses specialist third-party credit information services and reports prepared by local staff to assess credit quality.
     The Partnership may be subject to unexpected loss in rental revenue from lessees of its containers that default under their container lease agreements with the Leasing Agent. The Leasing Agent maintains insurance against costs of container recovery and repair in the event that a customer declares bankruptcy and against the loss of certain lease revenues.
Repair and Maintenance
     All containers are inspected and repaired as needed when redelivered by customers, who are obligated to pay for all damage repair with the exception of ordinary wear and tear, according to standardized industry guidelines. Some customers are relieved of the responsibility of paying some repair costs upon redelivery of containers, as described under “Description of Business — Type of Leases.” Depots in major port areas perform repair and maintenance that is verified by either independent surveyors or the Leasing Agent’s technical and operations staff.
     Before any repair or refurbishment is authorized on older containers in the Partnership’s fleet, the Leasing Agent’s technical and operations staff reviews the location, age, condition and type of container, and its suitability for continued leasing. The Leasing Agent compares the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and makes the decision whether to repair or sell the container accordingly. The Leasing Agent is authorized to make this decision on behalf of the Partnership and makes this decision by applying the same standards to the Partnership’s containers as to its other managed containers.
Disposition of Used Containers
     The Partnership estimates the useful operational life for its containers is 15 years. On behalf of the Partnership, the Leasing Agent disposes of used containers in a worldwide secondary market in which buyers include wholesalers, mini-storage operators, construction companies and others. The market for used containers generally depends on the location of the container at the time of disposition, foreign currency exchange rates, the lease market for marine cargo containers, the cost of new containers, the quantity of used containers being supplied to the secondary market, technological advances in container construction and in techniques of ocean transportation, and developments in world trade. As the Partnership’s fleet ages, a larger proportion of its revenue and cash flow will be derived from selling its containers.
Operations
     The Partnership’s sales and marketing operations are conducted through the Leasing Agent in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, New Jersey, Antwerp, Genoa, Gothenburg, Hamburg, Singapore, Hong Kong, Sydney, Tokyo, Taipei, Seoul, Rio de Janeiro, Shanghai, Lisbon and Chennai.
     The Leasing Agent also maintains agency relationships with 14 independent agents around the world who are located in jurisdictions where the volume of the Leasing Agent’s business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Agent office or dedicated agent. Agents provide marketing support to the area offices covering the region, together with limited operational support.
     In addition, the Leasing Agent relies on the services of 217 independently owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Agent’s area offices authorize all container movements into and out of the depot and supervise all repairs and maintenance performed by the depot. The Leasing Agent’s technical staff sets the standards for repair of its managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a link to the Leasing Agent’s operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and prepared for re-leasing to the next customer.

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
     Competition among container leasing companies is based upon several factors, including the location and availability of inventory, lease rates, the type, quality and condition of the lessor’s containers, the quality and flexibility of the service offered, the availability of suitable financing, and the professional relationship between the customer and the lessor. Other factors include the speed with which a Leasing Agent can prepare its containers for lease and the ease with which a customer can do business with a lessor or its local area office.
     The Leasing Agent, on behalf of the Partnership, competes with various container leasing companies in the markets in which it conducts business. Mergers and acquisitions have been a feature of the container leasing industry for over a decade, and currently, the container leasing market essentially comprises three distinct groups. The first group includes six of the largest leasing companies that control almost 72% of the total leased fleet. The second group, consisting of five companies, which includes the Leasing Agent, controls approximately 22% of the total leased fleet. The third group controls the remaining 6%, and is comprised of smaller, more specialized fleet operators and new entrants to the container leasing industry who have been attracted by high levels of containerized trade and low entry barriers to the container leasing industry.
     Some leasing companies have greater financial resources than the Leasing Agent and may be capable of offering lower per-diem rates on a larger fleet. However, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. In addition, not all container leasing companies compete in the same market, as some supply only dry cargo containers while others offer only long-term leases.

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
Employees
     The Partnership is a limited partnership and is managed by CCC. Accordingly the Partnership does not have any employees. At February 28, 2011, CCC had 20 employees and the Leasing Agent had 23 employees.
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
     The Partnership derives revenues from dry cargo and specialized containers. Specialized containers comprise refrigerated and tank containers. A summary of gross lease revenue earned by each Partnership container product for the years ended December 31, 2010, 2009 and 2008 follows:

	2010	2009	2008
Dry cargo containers	$1,000,105	$1,150,647	$1,663,728
Refrigerated containers	92,012	190,501	356,450
Tank containers	142,901	149,150	165,428

Total	$1,235,018	$1,490,298	$2,185,606

     Due to the Partnership’s lack of information regarding the physical location of its container fleet while on lease in the global shipping trade, it is impracticable to provide geographic area information. Any attempt to separate “foreign” operations from “domestic” operations would be dependent on definitions and assumptions that are so subjective as to render the information meaningless and potentially misleading. Accordingly, the Partnership believes that it does not possess discernible geographic reporting segments as defined in the Financial Accounting Standard Board’s Accounting Standards Codification (the “Codification” or “ASC”) 280-10-05 — “Segment Reporting”.
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
     Demand for containers depends largely on levels of world trade and the rate of economic growth. Demand for leased containers is largely dependent on the decision of shipping lines to lease, rather than purchase, containers to supplement their own operating fleets. Any significant changes in the composition of the shipping lines’ leased and owned container fleets could adversely affect the demand for leased containers. Other factors that may affect demand for leased containers, container utilization and per-diem rental rates include, but are not limited to:
•	prices of new and used containers;

•	economic conditions, competitive pressures and consolidation in the container shipping industry;

•	shifting trends and patterns of cargo traffic;

•	the availability and terms of container financing;

•	fluctuations in inflation rates, interest rates and foreign currency values;

•	overcapacity, undercapacity and consolidation of container manufacturers;

•	the lead times required to purchase containers;

•	the number of containers purchased by competitors and container lessees;

•	container ship fleet overcapacity or undercapacity;

•	increased repositioning by container shipping lines of their own empty containers to higher demand locations instead of leasing containers;

•	consolidation or withdrawal of individual container lessees in the container leasing industry;

•	import / export tariffs and restrictions;

•	customs procedures, foreign exchange controls and other governmental regulations;

•	natural disasters that are severe enough to affect local and global economies or interfere with trade; and

•	other political and economic factors.
     Lease rates may decrease, which could harm the results of operations and financial condition of the Partnership.
          Lease rates for containers depend on a large number of factors, including the following:
•	the supply of containers available;

•	the price of new containers (which is positively correlated with the price of steel);

•	the type and length of the lease;

•	interest rates;

•	embedded residual assumptions;

•	the type and age of the container;

•	the location of the container being leased;

•	the number of containers available for lease by competitors; and

•	the lease rates offered by competitors.
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
          The majority of containers that are at the end of their useful economic life are sold in the non-maritime secondary market for use as temporary or permanent storage facilities. The proceeds realized on the disposition of such containers depend on a variety of factors, including the location of the container at the time of disposition, foreign currency exchange rates, the lease market for marine cargo containers, the price of new containers, the quantity of used containers supplied to the secondary market, and technological advances in container manufacturing. A reduction in container residual values could adversely affect the long-term returns generated by containers, resulting in reduced profitability and capital availability.
     The Leasing Agent operates in a highly competitive industry.
          The Leasing Agent competes with leasing companies, banks and other financial institutions. Some of the Leasing Agent’s competitors have greater financial resources and may be capable of offering lower per-diem rates. In addition, the barriers to entry for the container leasing industry are relatively low at times when capital is readily available. If the supply of available equipment increased significantly as a result of container purchases by competitors and/or new companies entering the industry, demand for the Partnership’s equipment could be adversely affected.
     Increases in the cost of insurance or the lack of availability of insurance could increase the risk exposure of the Partnership and reduce its profitability. Potential losses could exceed maximum insurance coverage limits
          The Leasing Agent’s lease agreements typically require customers to obtain insurance to cover all risks of physical damage and loss of the equipment under lease, as well as public liability and property damage insurance. However, the precise nature and amount of the insurance carried by each customer may vary. In addition, the Leasing Agent has purchased insurance policies that provide secondary coverage effective in the event a customer fails to have adequate primary coverage and insures against customer default events. These policies cover liability arising out of bodily injury and / or property damage as a result of the ownership and operation of the containers, as well as insurance against loss or damage to the containers, loss of lease revenue in certain cases and the cost of container recovery and repair. Nevertheless, the insurance coverage and indemnities provided may not provide full protection. In addition, there is a risk that the cost of such insurance may increase or become prohibitively expensive and such insurance coverage may not continue to be available.
     The Leasing Agent relies on its information technology systems to conduct its business. Any failure or interruption in these systems could have an adverse effect on the profitability and financial condition of the Leasing Agent and the Partnership.
          The efficient operation of the Leasing Agent’s business is highly dependent on information technology systems that allow the Leasing Agent to track the container equipment and all transactions involving the equipment, including container pick-ups and drop-offs, and to bill its customers. In addition, the information provided by information technology systems is used by the Leasing Agent to manage its business.
          The information technology systems are vulnerable to damage or interruption from circumstances including fire, natural disasters, power loss and computer system failures and viruses. Any such interruption could have a material adverse effect on the Partnership’s business.
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
          Affiliates of the Leasing Agent periodically acquire equipment from container manufacturers for resale to Managed Equipment Programs and other parties (the “Purchasers”). The affiliates agree to the terms of the sale with the Purchasers prior to placing an order with the container manufacturers. If the Purchasers do not complete the purchase of the equipment, then the affiliates of the Leasing Agent may not have the resources to pay the container manufacturer. In such an event they would need to seek a new Purchaser and / or extend the payment terms with the manufacturers. There is a risk that a default by a Purchaser could impair the financial condition of the Leasing Agent.
     There are political, economic and business risks inherent in the global business environment.
          The container leasing business may be adversely affected by additional business, economic and political risks that generally are beyond the control of the Leasing Agent, CCC and the Partnership:
•	Political and economic instability;

•	Increases in maintenance expenses, taxes, third party fees and other expenses attributable to the operation and the maintenance of the containers that cannot be offset by increased lease revenues from the containers;

•	Fluctuations in supply and demand for containers resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards;

•	Restrictions on the movement of capital;

•	The imposition of new direct and indirect taxes in jurisdictions in which the Leasing Agent trades;

•	The effects of strikes and labor disputes; and

•	Terrorist acts, conflicts and wars.
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
          Most of CCC’s and the Leasing Agent’s senior executives and other management-level employees have been with CCC or the Leasing Agent for over ten years and have significant industry experience. The loss of the services of one or more of them could have a material adverse effect on the Partnership’s business. CCC believes that its future success and that of the leasing partnerships it manages depend upon its and its affiliates’ ability to retain key members of their management teams and to attract capable management in the future. There can be no assurance that CCC and its affiliates will be able to do so. CCC does not maintain “key man” life insurance on any of its officers.

     There is a lack of liquidity for Partnership units.
          There is no market for the Partnership’s units and there are significant restrictions on the transferability thereof. Limited partners may not be able to liquidate their investment, even in the event of an emergency. While the limited partners may present their units for repurchase by the Partnership, in accordance with the terms of the Partnership Agreement, there can be no assurance that the Partnership will exercise its option to repurchase any of the units presented.
     The Limited Partners have limited voting rights.
          Limited partners have only limited voting rights on matters affecting the Partnership’s business, and are not permitted to take part in the management of the Partnership. Generally, for any matter submitted for a vote of the limited partners, including the removal of the General Partner, a vote of a simple majority in interest of the limited partners is required for approval.
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

Item 1B. Unresolved Staff Comments
     Inapplicable.
Item 2. Properties
     As of December 31, 2010, the Partnership owned dry cargo and specialized container equipment suitable for transporting cargo by rail, sea or highway, comprising:

Containers	Quantity (Units)
Dry Cargo - 20-Foot	1,510
Dry Cargo - 40-Foot	723
Dry Cargo - 40-Foot High-Cube	1,329
Refrigerated - 20-Foot	6
Refrigerated - 40-Foot High-Cube	25
Tanks	43
     Utilization by customers of the Partnership’s containers fluctuates over time depending on the supply of and demand for containers. During 2010, utilization of the dry cargo, refrigerated and tank container fleets averaged 93%, 87% and 87%, respectively.
     During 2010, the Partnership disposed the following quantity of containers:

Containers	Quantity (Units)
Dry Cargo - 20-Foot	538
Dry Cargo - 40-Foot	81
Dry Cargo - 40-Foot High-Cube	112
Refrigerated - 20-Foot	8
Refrigerated - 40-Foot High-Cube	25
Tanks	7
Item 3. Legal Proceedings
     Inapplicable.
Item 4. Removed and Reserved

PART II
Item 5. Market for the Partnership’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	Market Information; Recent Sales of Unregistered Securities

The Partnership’s outstanding units of limited partnership interests are not traded on any market nor does an established public trading market exist for such purposes.

The Partnership sold no equity securities during 2010 that were not registered under the Securities Act of 1933, as amended.

(b)	Holders

As of December 31, 2010, there were 1,615 holders of record of the Partnership’s limited partnership interests.

(c)	Dividends
Inapplicable. For the distributions made by the Partnership to its limited partners, see Item 6 — “Selected Financial Data.”
(d)	Securities authorized for issuance under equity compensation plans
Inapplicable.
(e)	Performance Graph
Inapplicable.
(f)	Use of Proceeds
Inapplicable.
(g)	Purchases of equity securities by the issuer and affiliated purchasers
Inapplicable.

Item 6. Selected Financial Data
The selected financial data presented below as at December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 were derived from the audited financial statements of the Partnership, included herein.
The selected financial data presented below as at December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 were derived from the audited financial statements of the Partnership, which are not included herein.
The selected financial data should be read in conjunction with Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the financial statements and related notes appearing elsewhere in this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Net lease revenue	$897,304	$900,588	$1,603,384	$1,808,075	$2,316,295

Net income	$534,328	$84,523	$303,588	$308,275	$196,435

Limited partners’ share of net income (per unit basis)	$0.31	$0.01	$0.12	$0.12	$0.06

Cash distributions per unit of limited partnership interest	$0.96	$1.42	$1.63	$1.88	$2.08

At year-end:

Total assets	$3,537,788	$4,573,500	$6,824,266	$9,218,045	$12,013,715

Partners’ capital	$3,537,788	$4,573,500	$6,824,266	$9,218,045	$12,013,715

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
     All forward-looking statements speak only as of the date of this Report. The Partnership does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Partnership and CCC believe that their plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, the Partnership and CCC can give no assurance that these plans, intentions or expectations will be achieved. Future economic, political and industry trends that could potentially impact revenues and profitability are difficult to predict, as well as the risks and uncertainties including, but not limited to, changes in demand for leased containers, changes in global business conditions and their effect on world trade, changes within the global shipping industry, the financial strength of the shipping lines and other lessees of the Partnership’s containers, fluctuations in new container prices, changes in the costs of maintaining and repairing used containers, changes in competition, changes in the ability of the Leasing Agent to maintain insurance on behalf of the Partnership’s container fleet, as well as other risks detailed herein and from time to time in the Partnership’s filings with the Securities and Exchange Commission (“SEC).
     Because the Partnership is a limited partnership, the Partnership is not entitled to rely upon the safe harbor provision for forward-looking statements relating to the operations of the Partnership under Section 21E of the Securities Exchange Act of 1934, as amended.
     Primary Revenue Items
     All of the revenue generated by the Partnership comes from the leasing and sale of containers. One of the primary components of the Partnership’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursable administrative expenses from the gross lease revenues that are generated from the leasing of the Partnership’s containers. Gross lease revenue is directly related to the size, utilization and per-diem rental rates of the Partnership’s fleet. Direct operating expenses are those associated with the Partnership’s containers and may be categorized as follows:
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
     Partnership Overview
     Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested with CCC. A Leasing Agent Agreement exists between the Partnership and the Leasing Agent, whereby they have contracted for the Leasing Agent to manage the leasing operations for all container equipment owned by the Partnership. In addition to responsibility for leasing and re-leasing the container equipment to ocean carriers, the Leasing Agent disposes of the containers at the end of their useful economic life. The Leasing

Agent Agreement has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Agent to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Agent and its affiliates, as part of a single fleet operated without regard to ownership.
     During the Partnership’s first 10 years of operations, its primary objective was to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from gross subscription proceeds (equal to approximately 1% of such proceeds), the Partnership relied primarily on container rental receipts to meet this objective, as well as to finance operating expenses. No credit lines are maintained to finance working capital. Commencing in April 2007, the Partnership’s 11th year of operations, the Partnership began to focus its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers commencing after the tenth full year of operations. Cash generated from container sales proceeds are distributed to its limited partners.
     The Partnership has entered its 16th year of operations. Accordingly, it will continue its liquidation phase. At December 31, 2010, approximately 48% of the original equipment remained in the Partnership’s fleet, compared to 57% at December 31, 2009. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses.
     During the first half of 2011, CCC may distribute a request for proposal (“RFP”) to prospective third-party container buyers. A RFP would seek to determine any interest such parties may have in purchasing the remaining containers owned by the Partnership. CCC will not make a decision relating to the final liquidation of the Partnership until any such proposals have been received and fully evaluated. If a decision is made to liquidate the Partnership, the distribution of cash from operations or sales proceeds may be suspended while the liquidation of the remaining containers in the fleet is evaluated. This is to ensure that sufficient cash reserves will be available for expenses relating to the final liquidation and subsequent dissolution of the Partnership. CCC would make one or more liquidating distributions to the Limited Partners on or before the termination of the Partnership, or reinstate the monthly cash distributions should no decision be made to liquidate the fleet in 2011.
     The following table details the proportion of the operating lease fleet remaining by product type, and is measured in TEUs at December 31, 2010:

	Dry Cargo		Refrigerated
	Containers		Containers		Tank Containers		Total
	TEU	%	TEU	%	TEU	%	TEU	%

Total purchases	11,053	100%	690	100%	52	100%	11,795	100%
Less disposals	5,439	49%	634	92%	9	17%	6,082	52%

Remaining fleet at December 31, 2010	5,614	51%	56	8%	43	83%	5,713	48%

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
     Market & Industry Overview
     Demand for container equipment depends largely on world trade levels and the rate of economic growth, both of which are driven primarily by consumer demand.
     The world economy entered a period of recovery in 2010, as the rate of growth in world output returned largely to pre-recessionary levels. The revival in world trade has been well received by the shipping sector with all major container lines expected to report profits in 2010.
     The combined effects of increased trade volumes on major trade routes, the practice of slow steaming employed by many of the shipping lines (to conserve fuel), the reduction in the size of the global container fleet in 2009, and the capital constraints experienced by many shipping lines have placed greater reliance on leasing companies. Demand for leased containers strengthened throughout 2010, as trade volumes increased and shipping lines responded to the improved market by leasing increased quantities of containers. Lease rates have remained relatively stable as equipment has been leased out under existing contractual terms. Leasing companies have also reported a corresponding decline in direct operating expenses, particularly inventory-related expenses, as off-hire container volumes have declined in line with the improved market.
     During 2010, the secondary market demand for used containers remained favorable. Higher utilization levels not only contributed to a reduction in container inventories, but also a corresponding decrease in the volume of containers available for sale and an increase in container sale prices. Future proceeds and the volume of containers disposed will be highly dependent on factors such as the performance of the container leasing market, regional economics, currency fluctuations, new equipment prices and the volume of new equipment entering the market place.
     The Partnership’s average fleet size and utilization rates for each of the last three years were as follows:

	2010	2009	2008
Fleet size (measured in TEUs)
Dry cargo containers	5,982	7,191	8,181
Refrigerated containers	74	161	310
Tank containers	48	51	51

Utilization rates for combined fleet
Average for the period	92%	81%	94%
At end of period	97%	81%	91%
Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
Overview
     Net income for 2010 was $449,805, or 532%, higher than in 2009. The primary reasons for the change in profitability were:
•	The Partnership experienced stronger market conditions for leased containers;

•	Depreciation expense declined in line with the reduction in fleet size as the Partnership continued to sell equipment that had reached the end of its useful economic life for maritime leasing; and

•	The gain recorded upon the sale of container equipment increased 104% when compared to the prior year due to lower net book values at the time of disposal and higher proceeds per container as a result of the more favorable secondary market conditions in 2010.
Analysis & Discussion
     Net lease revenue declined by $3,284 compared to the prior year. The decline was primarily due to:
•	a $225,280, or 17%, reduction in gross lease revenue as a direct result of the reduction in fleet size. This is particularly attributable to the Partnership’s dry cargo container fleet which declined by 16% year on year;
This was partially offset by:
•	a $206,051, or 49%, decrease in direct operating expenses as a result of the increase in utilization and corresponding decline in inventories of off-hire equipment, which resulted in a reduction in both activity-related and inventory-related expenses.
     Depreciation expense amounted to $727,497 in 2010, a decrease of $216,878, or 23%, when compared to 2009, as a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses amounted to $124,910 in 2010, an increase of $13,458 or 12% when compared to 2009. This increase was primarily attributable to higher fees for third-party investor administrative services and audit services.

     Net gain on disposal of equipment for 2010 was $498,431, compared to $239,762 during 2009. During 2010, the Partnership disposed of 771 containers, compared to 891 containers during 2009. The increase in the net gain was due in part to the combined effect of lower net book values for containers sold in 2010 compared to those sold in 2009, and an increase in the proceeds realized per container.
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
Overview
     Net income for 2009 was $219,066, or 72%, lower than in 2008. Net income for 2009 included the impact of:
•	a 16% reduction in the size of the container fleet (measured in TEUs) as equipment that was off-hired was sold;

•	a decline in the levels of net lease revenues, resulting from the combined effect of the reduction in the size of the fleet, lower utilization and lease per-diem levels, and increased direct operating expenses; and

•	a decrease in depreciation expense as a result of the declining fleet size.
Analysis & Discussion
     Net lease revenue declined $702,797, or 44%, compared to the prior year. The decline was primarily due to:
•	a $695,308 reduction in gross lease revenue, of which approximately 47% was attributable to a reduction in the size of the Partnership’s fleet and 53% was attributable to the combined effect of both lower utilization rates and dry cargo container per-diem rental rates; and

•	a $92,368 increase in direct operating expenses as both activity-related and inventory-related expenses increased in line with the level of containers off-hired by the shipping lines.
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
     Net gain on disposal of equipment for 2009 was $239,762, compared to $111,011 during 2008. During 2009, the Partnership disposed of 891 containers, compared to 740 containers during 2008. The increase in the net gain was due in part to the combined effect of lower net book values for containers sold in 2009 compared to those sold in 2008, and an increase in the volumes of containers sold as a direct result of shipping lines redelivering containers.
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
     From inception through February 28, 2011, the Partnership distributed, $27,379,523 in cash from operations and $6,511,686 in cash from container sales proceeds to its limited partners. This represents total distributions of $33,891,209 or 106% of the limited partners’ original invested capital. The liquidation of the Partnership’s remaining containers will be the primary factor influencing the future level of cash generated from operating, investing and financing activities and the level of distributions from operations and sales proceeds to its partners in subsequent periods.
     At December 31, 2010, the Partnership had $849,761 in cash, an increase of $199,095 from cash balances at December 31, 2009. As of December 31, 2010, the Partnership held its cash on deposit in an operating bank account. The General Partner has reviewed the investment strategy for the Partnership’s cash balances and will invest cash in short-term, interest bearing accounts as opportunities arise. At December 31,

2010, the Partnership had an additional $30,000 working capital reserve for estimated expenses relating to the ultimate sale of its remaining containers, final liquidation of its remaining assets and subsequent dissolution.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $783,457 during 2010, compared to $923,893 and $1,570,540 in 2009 and 2008, respectively.
     Cash from Investing Activities: Net cash provided by investing activities was $985,678 during 2010, compared to $1,175,881 and $1,181,848 during 2009 and 2008, respectively. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $1,570,040 during 2010, compared to $2,335,289 and $2,697,367 during 2009 and 2008, respectively. These amounts represent distributions to the Partnership’s general and limited partners.
Off-Balance Sheet Arrangements
     At December 31, 2010, the Partnership did not have any off-balance sheet arrangements and did not have any such arrangements during the years ended December 31, 2010, 2009 and 2008, respectively.
Contractual Obligations
     As of December 31, 2010, the Partnership did not have any contractual obligations within the meaning of Item 303 of the SEC’s Regulation S-K, such as long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or other long-term liabilities under generally accepted accounting principles.
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
     Allowance for doubtful accounts: The Leasing Agent continually tracks the Partnership’s credit exposure to each of the lessees of the Partnership’s containers using specialist third-party credit information services and reports prepared by its local staff to assess credit quality. The Leasing Agent’s credit committee, which oversees the performance of existing customers, meets quarterly to analyze the performance and to recommend actions taken in order to minimize credit risk. The Leasing Agent derives an allowance for doubtful accounts reflecting specific amounts provided against known probable losses plus an additional amount based on historical loss experience. However, the Partnership may be subject to an unexpected loss in net lease revenue resulting from lessees of its containers that default under their container lease agreements with the Leasing Agent.

Accounting Pronouncements Adopted During the Period
     On July 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20, disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU amends Accounting Standards Codification Topic 310, Receivables, and requires expanded disclosures about the credit quality of an entity’s loan, lease and other financing receivables and its related allowance for credit losses. The purpose of the Credit Quality of Financing Receivables and the Allowance for Credit Losses is to provide financial statement users more information to understand an entity’s exposure to credit losses and how the allowance relates to that exposure. The disclosures will help investors assess credit risk in a company’s receivables portfolios and the adequacy of its allowance for credit losses. The disclosures are effective as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010. The Partnership adopted FASB ASU No. 2010-20 on December 1, 2010, and the adoption did not have impact the Partnership’s financial position, results of operations or cash flows.
Inflation
     The Partnership believes inflation has not had a material adverse effect on the results of its operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Exchange rate risk: In 2010, approximately 92% of the gross lease revenues billed by the Leasing Agent on behalf of the Group, or on behalf of other third-party container owners, including the Partnership, were billed and paid in US dollars, and approximately 46% of direct operating expenses were incurred and paid in US dollars. Of the 54% non-US dollar direct operating expenses, the Leasing Agent estimates these are individually small, unpredictable and were incurred in varying denominations. Thus, the Leasing Agent determined such amounts are not suitable for cost-effective hedging.
     In 2010, 12% of container disposals were billed and paid in non-US dollar currencies. The Leasing Agent considers that such sales are individually small, unpredictable, are transacted in a variety of currencies and as such are unsuitable for cost-effective hedging.
     As exchange rates are outside the control of the Partnership and Leasing Agent, there can be no assurance that such fluctuations will not adversely affect the Partnership’s results of operations and financial condition.
     Credit risk: The Leasing Agent sets maximum credit limits for all of the Partnership’s customers, limiting the number of containers leased to each according to established credit criteria. The Leasing Agent continually tracks its credit exposure to each customer. The Leasing Agent’s credit committee meets quarterly to analyze the performance of the Partnership’s customers and to recommend actions to be taken in order to minimize credit risks. The Leasing Agent uses specialist third-party credit information services and reports prepared by local staff to assess credit quality.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
Cronos Global Income Fund XVI, L.P.
San Francisco, California
We have audited the accompanying balance sheets of Cronos Global Income Fund XVI, L.P. (the “Partnership”) as of December 31, 2010 and 2009, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte LLP
Reading, United Kingdom
March 16, 2011

CRONOS GLOBAL INCOME FUND XVI, L.P.
Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets
Current assets:
Cash	$849,761	$650,666
Net lease receivables due from Leasing Agent	242,963	182,324
Direct financing lease receivable, due from Leasing Agent within one year, net	23,477	26,485

Total current assets	1,116,201	859,475

Direct financing lease receivable, due from Leasing Agent after one year, net	46,100	67,711

Container rental equipment, at cost	10,954,532	13,976,467
Less accumulated depreciation	(8,579,045)	(10,330,153)

Net container rental equipment	2,375,487	3,646,314

Total assets	$3,537,788	$4,573,500

Partners’ Capital
Partners’ capital:
General partner	4,757	1,697
Limited partners	3,533,031	4,571,803

Total partners’ capital	$3,537,788	$4,573,500

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Statements of Operations
For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Net lease revenue from Leasing Agent	$897,304	$900,588	$1,603,384
Other operating (expenses) income:
Depreciation	(727,497)	(944,375)	(1,273,694)
Other general and administrative expenses	(124,910)	(111,452)	(142,368)
Net gain on disposal of equipment	489,431	239,762	111,011

	(362,976)	(816,065)	(1,305,051)

Income from operations	534,328	84,523	298,333
Other income:
Interest income	—	—	5,255

Net income	$534,328	$84,523	$303,588

Allocation of net income:
General partner	$40,089	$70,186	$116,447
Limited partners	494,239	14,337	187,141

	$534,328	$84,523	$303,588

Limited partners’ per unit share of net income	$0.31	$0.01	$0.12

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Statements of Partners’ Capital
For the years ended December 31, 2010, 2009 and 2008

	Limited	General
	Partners	Partner	Total
Balances at January 1, 2008	$9,242,641	$(24,596)	$9,218,045
Net income	187,141	116,447	303,588
Cash distributions	(2,606,123)	(91,244)	(2,697,367)

Balances at December 31, 2008	$6,823,659	$607	$6,824,266
Net income	14,337	70,186	84,523
Cash distributions	(2,266,193)	(69,096)	(2,335,289)

Balances at December 31, 2009	$4,571,803	$1,697	$4,573,500
Net income	494,239	40,089	534,328
Cash distributions	(1,533,011)	(37,029)	(1,570,040)

Balances at December 31, 2010	$3,533,031	$4,757	$3,537,788

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net income	$534,328	$84,523	$303,588
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	727,497	944,375	1,273,694
Net gain on disposal of equipment	(489,431)	(239,762)	(111,011)
Decrease in net lease and other receivables due from Leasing Agent	11,063	134,757	104,269

Total adjustments	249,129	839,370	1,266,952

Net cash provided by operating activities	783,457	923,893	1,570,540

Cash flows from investing activities:
Proceeds from sale of container rental equipment	985,678	1,175,881	1,181,848

Cash flows from financing activities:
Distributions to general partner	(37,029)	(69,096)	(91,244)
Distributions to limited partners	(1,533,011)	(2,266,193)	(2,606,123)

Net cash used in financing activities	(1,570,040)	(2,335,289)	(2,697,367)

Net increase (decrease) in cash	199,095	(235,515)	55,021

Cash at beginning of year	650,666	886,181	831,160

Cash at end of year	$849,761	$650,666	$886,181

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
December 31, 2010, 2009 and 2008
(1)	Summary of Significant Accounting Policies
(a)	Nature of Operations

Cronos Global Income Fund XVI, L.P. (the “Partnership”) is a limited partnership that was organized under the laws of the State of California on September 1, 1995, for the purpose of owning and leasing dry and specialized marine cargo containers to ocean carriers. The Partnership commenced operations on March 29, 1996, when the minimum subscription proceeds of $2,000,000 were received from over 100 subscribers (excluding from such count, Pennsylvania residents, Cronos Capital Corp. (“CCC” or the “General Partner”), and all affiliates of CCC). On February 3, 1997, CCC suspended the offer and sale of units in the Partnership. The offering terminated on December 27, 1997, at which time 1,599,667 limited partnership units had been sold. The Partnership shall continue until December 31, 2015, unless terminated sooner upon the occurrence of certain events.

CCC and its affiliate, Cronos Containers Limited (the “Leasing Agent”), manage the business of the Partnership. CCC and the Leasing Agent also manage the container leasing business for other partnerships affiliated with CCC.

The Partnership has entered into its 16th year of operations and in is the liquidation phase, wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At December 31, 2010, approximately 48% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses. During the first half of 2011, CCC may distribute a request for proposal (“RFP”) to prospective third-party container buyers. A RFP would seek to determine any interest such parties may have in purchasing the remaining containers owned by the Partnership. CCC will not make a decision relating to the final liquidation of the Partnership until any such proposals have been received and fully evaluated. If a decision is made to liquidate the Partnership, the distribution of cash from operations or sales proceeds may be suspended while the liquidation of the remaining containers in the fleet is evaluated. This is to ensure that sufficient cash reserves will be available for expenses relating to the final liquidation and subsequent dissolution of the Partnership. CCC would make one or more liquidating distributions to the Limited Partners on or before the termination of the Partnership, or reinstate the monthly cash distributions should no decision be made to liquidate the fleet in 2011.

The Partnership’s operations depend on global economic and political conditions. The Partnership believes that the profitability and risk profile of leases with foreign customers are generally the same as those with domestic customers. The majority of the Partnership’s leases generally require all payments to be made in US dollars.

(b)	Cronos Ltd.

Cronos Ltd. (the “Parent Company”), a Bermuda exempted company, is the parent of CCC, the General Partner of the Partnership. On July 28, 2010, Cronos consummated several transactions with investment funds affiliated with Kelso & Company, L.P. (collectively “Kelso”), a private equity firm based in New York. Pursuant to these transactions, Kelso acquired a majority interest in Cronos through a newly-organized holding company, Cronos Holding Company Ltd. (“Cronos” or the “Ultimate Holding Company”), also a Bermuda exempted company.

In connection with the transactions with Kelso, Dennis J. Tietz retired as a director of CCC. Messrs. Younger, Vaughan, and Kallas remain as directors of CCC.

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

The Leasing Agent leases containers to ocean carriers, generally under operating leases which are either master leases or term leases. Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations, and rentals are charged and recognized based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used.

Term leases are for a fixed quantity of containers for a fixed period of time, typically varying from three to seven years. In most cases, containers cannot be returned prior to the expiration of the lease. Term lease agreements may contain early termination penalties that apply in the event of early redelivery. Term leases provide greater revenue stability to the lessor, usually at lower lease rates than master leases. Ocean carriers use term leases to lower their operating costs when they have a need for an identified number of containers for a specified term. Rentals under term leases are charged and recognized based upon the number of containers leased, the applicable per-diem rate and the length of the lease, irrespective of the number of days which the customer actually uses the containers.

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

Pursuant to the Partnership Agreement, acquisition fees paid to CCC were based on 5% of the equipment purchase price. These fees were capitalized and included in the cost of the container rental equipment.

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

(k)	New Accounting Pronouncements Adopted During the Period

On July 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20, disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU amends Accounting Standards Codification Topic 310, Receivables, and requires expanded disclosures about the credit quality of an entity’s loan, lease and other financing receivables and its related allowance for credit losses. The purpose of the Credit Quality of Financing Receivables and the Allowance for Credit Losses is to provide financial statement users more information to understand an entity’s exposure to credit losses and how the allowance relates to that exposure. The disclosures will help investors assess credit risk in a company’s receivables portfolios and the adequacy of its allowance for credit losses. The disclosures are effective as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010. The Partnership adopted FASB ASU No. 2010-20 on December 1, 2010, and the adoption did not have impact the Partnership’s financial position, result of operations or cash flows.

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

The Partnership derives revenues from dry cargo containers, refrigerated containers and tank containers that are used by its customers in global trade routes. As of December 31, 2010, the Partnership owned dry cargo and specialized container equipment, comprising:

Containers	Quantity (Units)
Dry Cargo — 20-Foot	1,510

Dry Cargo — 40-Foot	723

Dry Cargo — 40-Foot High-Cube	1,329

Refrigerated — 20-Foot	6

Refrigerated — 40-Foot High-Cube	25

Tanks	43
A summary of gross lease revenue earned by each Partnership container type for the years ended December 31, 2010, 2009 and 2008 follows:

	2010	2009	2008
Dry cargo containers	$1,000,105	$1,150,647	$1,663,728
Refrigerated containers	92,012	190,501	356,450
Tank containers	142,901	149,150	165,428

Total	$1,235,018	$1,490,298	$2,185,606

Due to the Partnership’s lack of information regarding the physical location of its container fleet while on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments.

The Partnership does not believe that its ongoing business is dependent upon a single customer of the Leasing Agent, although the loss of one or more of the Leasing Agent’s customers could have an adverse effect upon its business.
The following lessees of the Leasing Agent each generated 10% or more of the gross lease revenue earned on the Partnership’s equipment during 2010. Mediterranean Shipping Company S.A. (“MSC”) generated approximately 20%, or $243,771 of gross lease revenue, and Hapag-Lloyd AG generated approximately 13%, or $157,417 of gross lease revenue. During 2009, MSC generated approximately 16%, or $236,007 of gross lease revenue, and Hapag-Lloyd AG generated approximately 14%, or $201,975 of gross lease revenue. During 2008, MSC generated approximately 12%, or $252,228 of gross lease revenue, and Hapag-Lloyd AG generated approximately 11%, or $235,336 of gross lease revenue.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(3)	Cash

At December 31, 2010, the Partnership held its cash on deposit in an operating bank account. The Partnership will review its investment strategy for cash balances on a periodic basis. Cash at December 31, 2010 and 2009 was $849,761 and $650,666, respectively.

(4)	Net Lease Receivables Due from Leasing Agent

Net lease receivables at December 31, 2010 and 2009 comprised:

	December 31,	December 31,
	2010	2009
Gross lease receivables	$367,051	$391,120
Less:
Direct operating payables and accrued expenses	77,823	155,879
Base management fees payable	18,309	18,860
Reimbursable administrative expenses	5,072	6,873
Allowance for doubtful accounts	22,884	27,184

Net lease receivables due from Leasing Agent	$242,963	$182,324

Included within the amount of gross lease receivables are $44,997 and $115,220 in respect of amounts owed by the Leasing Agent in relation to the disposal of containers for the years ended December 31, 2010 and 2009, respectively.

For the years ended December 31, 2010 and 2009, respectively, $2,001 and $1,761 were recorded as doubtful debt expense in relation to trade receivables. In addition, $6,301 and $17,402 were written-off for the years ended December 31, 2010 and 2009, respectively.

(5)	Direct Financing Lease Receivables Due from Leasing Agent

The Leasing Agent, on behalf of the Partnership, entered into direct financing lease agreements that included bargain purchase options. The Partnership classified the agreements as direct financing leases and has recorded direct financing lease receivables. The underlying equipment had previously been classified as container rental equipment. At December 31, 2010, the minimum future lease rentals under these direct financing leases, net of unearned income were:

	Gross Direct	Unearned Direct	Net Minimum Future
	Financing Lease	Financing	Direct Financing
	Receivable	Lease Income	Lease Rentals
2011	$46,668	$23,191	$23,477
2012	35,540	12,939	21,601
2013	24,203	4,510	19,693
2014	5,163	357	4,806

Total	$111,574	$40,997	$69,577

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(5)	Direct Financing Lease Receivables Due from Leasing Agent (continued)
Ageing of past due amounts for finance lease receivables at December 31, 2010 and 2009 comprised:

	December 31,	December 31,
	2010	2009
Current — 30 days	$11,118	$12,054
31 — 60 days	422	832
61 — 120 days	25	18,479

Total	$11,562	$31,365

(6)	Damage Protection Plan

The Leasing Agent offers a service to several customers of the Partnership, whereby the customer pays an additional rental fee, and in return the Partnership undertakes to cover the cost of certain damage repairs which may be required when the container is redelivered. The level of damage cover provided will vary according to the terms of each lease agreement.

(7)	Net Lease Revenue

Net lease revenue for 2010, 2009 and 2008 comprised:

	2010	2009	2008
Gross lease revenue	$1,235,018	$1,490,298	$2,185,606
Interest income from direct financing lease	32,727	18,716	104

	1,267,745	1,509,014	2,185,710
Less:
Direct operating expenses	217,394	423,445	331,077
Base management fees (note 8)	87,602	104,163	152,007
Reimbursable administrative expenses (note 8):
Salaries	47,440	60,015	73,300
Other payroll related expenses	6,024	6,316	9,226
General administrative expenses	11,981	14,487	16,716

	370,441	608,426	582,326

Net lease revenue	$897,304	$900,588	$1,603,384

Contingent master lease rentals earned on the Partnership’s equipment approximated $912,048, $1,094,028, and $1,697,641 of gross lease revenue, respectively, in the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, the minimum lease rentals receivable on the Partnership’s equipment in future years under non-cancelable term operating leases were:

2011	$188,061
2012	155,123
2013	143,025
2014	118,688
2015	110,218
Thereafter	302,184

Total	$1,017,299

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Financial Statements
(8)	Related Party Transactions

CCC and the Leasing Agent are related parties of the Partnership.

Base management fees are equal to 7% of the gross lease revenue earned on the Partnership’s equipment. Reimbursable administrative expenses are equal to the costs expended by CCC and its affiliates for services necessary for the prudent operation of the Partnership pursuant to the Partnership Agreement. The following compensation was earned by CCC and the Leasing Agent for the years indicated:

	2010	2009	2008
Base management fees
Leasing Agent	$87,602	$104,163	$152,007

Reimbursable administrative expenses
CCC	9,756	10,321	10,308
Leasing Agent	55,689	70,497	88,934

	65,445	80,818	99,242

	$153,047	$184,981	$251,249

The following compensation was payable to CCC and the Leasing Agent at December 31, 2010 and 2009:

	2010	2009
CCC	$1,064	$938
Leasing Agent	22,317	24,795

	$23,381	$25,733

(9)	Limited Partners’ Capital
Cash distributions made to the limited partners during 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Cash Distribution from Operations	$506,557	$1,086,439	$1,526,346
Cash Distribution from Sales Proceeds	1,026,454	1,179,754	1,079,777

Total Cash Distributions	$1,533,011	$2,266,193	$2,606,123

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.
The limited partners’ per unit share of capital at December 31, 2010, 2009 and 2008 was $2.21, $2.86 and $4.27, respectively. This is calculated by dividing the limited partners’ capital at the end of each year by 1,599,667, the total number of outstanding limited partnership units.

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
     There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s fourth fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Report of Management on Internal Control Over Financial Reporting
     CCC’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control—Integrated Framework. Based on its assessment, management determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2010.
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
Item 9B. Other Information
     Inapplicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The Partnership, as such, has no officers or directors, but is managed by CCC, the General Partner. The officers and directors of CCC at February 28, 2011, are as follows:

Name	Office
Peter J. Younger	President and Chairman of the Board of Directors of CCC, and Chief Executive Officer of CCC and Cronos Holding Company Ltd.
Frank P. Vaughan	Executive Vice President, Treasurer, Director of CCC and Chief Financial Officer of CCC and Cronos Holding Company Ltd.
John Kallas	Vice President, Secretary and Director of CCC
Timothy D. May	Vice President and Director of CCC
Matthew L. Dowling	Vice President and Director of CCC
     Peter J. Younger Mr. Younger, 54, President and Director, was elected to the Board of Directors of CCC in December 2005. From 1991 through December 2004, Mr. Younger served in various officer positions with the Leasing Agent, most recently as its Managing Director. From 1987 to 1991, Mr. Younger served as Vice President and Controller of CCC. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co., Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.
     On November 3, 2009, Mr. Younger was appointed Chief Executive Officer and Chairman of the Board of Directors of CCC. Mr. Younger was appointed President and Chief Executive Officer of Cronos Holding Company Ltd. on July 28, 2010. From August 1, 2007 until July 28, 2010, Mr. Younger served as President and Chief Executive Officer of Cronos Ltd. Prior to August 1, 2007, Mr. Younger served as The Cronos Group’s (predecessor of Cronos Ltd.) President and Chief Operating Officer in addition to being a member of The Cronos Group’s Board of Directors .
     Frank P. Vaughan Mr. Vaughan, 46, was first elected Vice President, Chief Financial Officer and Director of CCC in December 2007. He was elected Treasurer of CCC in November 2009. Mr. Vaughan was appointed as Executive Vice President of CCC and Cronos Holding Company Ltd. on October 1, 2010 and is responsible for the accounting operations of CCC. See key management personnel of the Leasing Agent for further information.
     John Kallas Mr. Kallas, 48, Vice President, Secretary and Director. Mr. Kallas was appointed Vice President of Information Technology in September 2007 and is currently responsible for Cronos’ Information Technology functions. From June 2008 to November 2010, Mr. Kallas also served as Vice President of Operations. Mr. Kallas was elected Secretary of CCC on December 2007. Mr. Kallas joined the Board of Directors of CCC in November 2000. Mr. Kallas served as CCC’s Chief Financial Officer from December 1993 to December 2007 and has held various accounting positions since joining CCC including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco, California. Mr. Kallas holds a Masters degree in Finance and Business Administration from St. Mary’s College, a B.S. degree in Business Administration from the University of San Francisco, and is a certified public accountant (inactive).
     Timothy D. May Mr. May, 41, was elected Director of CCC in January 2011. See key management personnel of the Leasing Agent for further information.
     Matthew L. Dowling Mr. Dowling, 53, Vice President of Operations, was elected Director of CCC in January 2011. He is currently responsible for Cronos’ equipment procurement operations, asset tracking, disposition, lease contract administration and depot contract administration. From 2004 to 2010, Mr. Dowling was with Marin Mountain Bikes, Inc., where he served as Chief Executive and Chief Financial Officer. From 1996 to 2003, Mr. Dowling held various executive finance and operations positions with a manufacturing company and a financial firm. From 1988 to 1996, Mr. Dowling served as the Leasing Agent’s Vice President of Finance and was responsible for container financing and various other finance and operational activities.

The key management personnel of the Leasing Agent at February 28, 2011, were as follows:

Name	Title
Frank P. Vaughan	Director of the Leasing Agent and Executive Vice President, Chief Financial Officer of Cronos Holding Company Ltd.
John C. Kirby	Director of the Leasing Agent and Executive Vice President of Cronos Ltd. for the Atlantic Region
Timothy D. May	Director of the Leasing Agent and Vice President of Cronos Ltd. for the Pacific Region
Timothy W. Courtenay	Director of the Leasing Agent
     Frank P. Vaughan Mr. Vaughan, 46, was appointed a Director of the Leasing Agent in November 2000. Based in the United Kingdom (“UK”), Mr. Vaughan is responsible for Cronos Holding Company Ltd.’s and the Leasing Agent’s financial operations. Mr. Vaughan joined the Leasing Agent in 1991 and has held various finance and accounting positions, including Director of Planning and Manager of Group Reporting. Prior to joining Cronos in 1991, Mr. Vaughan was an accountant with the Automobile Association in the UK, from 1987 to 1991, where he worked in their insurance, travel, publishing, and member services divisions. Mr. Vaughan holds a Bachelor of Commerce degree, with honors, from University College Cork in Ireland, and is a qualified Chartered Management Accountant.
Mr. Vaughan was appointed Executive Vice President and Chief Financial Officer and Secretary (USA) of Cronos Holding Company Ltd. on July 28, 2010. Prior to July 28, 2010, Mr. Vaughan served as The Cronos Group’s (predecessor of Cronos Ltd.) Senior Vice President and Chief Financial Officer.
     John C. Kirby Mr. Kirby, 57, is responsible for the Leasing Agent’s marketing operations in the Atlantic region. Mr. Kirby is based in the UK. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC and later the Leasing Agent, until his promotion to Vice President-Operations of the Leasing Agent in 1992. Mr. Kirby is also Vice President of Cronos Ltd., the Leasing Agent’s corporate parent. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container Leasing Agent, as Technical Manager, based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.
     Timothy D. May Mr. May, 41, joined the Leasing Agent in 1996 as Technical Sales Manager, and was later appointed Corporate Operations Director. Mr. May has served as Vice President since March 2006, where he oversees lease marketing activities and operations for the Pacific region. Prior to joining Cronos in 1996, Mr. May was Operations Manager with Tiphook Container Rental and a Specialist Surveyor with Lloyds Register of Shipping. Mr. May received his Master of Business Administration degree from Henley Business School in England and holds a Bachelor of Engineering degree, with honors, from Nottingham University, also in England.
     Timothy W. Courtenay Mr. Courtenay, 50, joined the Leasing Agent in 1995 and is based in the UK. Mr. Courtenay serves as the Director of Risk Management. From 1988 to when he joined Cronos, Mr. Courtenay was a financial controller for a real estate firm based in London, England. Mr. Courtenay holds a B.A. degree, with honors, in Accountancy from Leeds University and is a qualified Chartered Management Accountant. Mr. Courtenay also holds a diploma in employment law.

Audit Committee
     The Partnership is governed by CCC pursuant to the terms and provisions of its Partnership Agreement. The business of CCC, in turn, is supervised by its board of directors. The board of directors of CCC has delegated the oversight of the Partnership’s financial reporting, audit and compliance to an audit committee (the “Audit Committee”). The members of the Audit Committee are Peter J. Younger, Frank P. Vaughan and John Kallas. All of the members of the Audit Committee are officers of CCC and therefore are not “independent” as defined by the Exchange Act and stock exchange rules.
Audit Committee Financial Expert
     The board of directors of CCC has determined that John Kallas, a member of CCC’s board, qualifies as an audit committee financial expert within the meaning of the rules of the SEC. CCC’s board has made this judgment by reason of Mr. Kallas’s experience and training, described above in Mr. Kallas’ biography, under the listing of officers and directors of CCC. As a result of Mr. Kallas being an officer of CCC, he is not considered “independent” within the meaning of the rules of the SEC.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     The Partnership has followed the practice of reporting acquisitions and dispositions of the Partnership’s units of limited partnership interests by CCC, its General Partner. As CCC did not acquire or dispose of any of the Partnership’s units of limited partnership interests during the fiscal year ended December 31, 2010, no reports of beneficial ownership under Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed with the SEC.

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
     The following table sets forth the fees the Partnership paid (on a cash basis) to CCC or the Leasing Agent (“CCL”) for the year ended December 31, 2010.

			Cash Fees and
	Name	Description	Distributions
1)	CCL	Base management fees — equal to 7% of gross lease revenue from the leasing of containers subject to leases whereby the aggregate rental payments due during the initial term of the lease are less than the purchase price of the equipment subject to the lease pursuant to Section 4.3 of the Limited Partnership Agreement	$88,153

2)	CCC	Reimbursable administrative expenses equal to the costs expended by CCC and its affiliates for services necessary to the prudent operation of the Partnership pursuant to Section 4.4 of the Limited Partnership Agreement	$9,630
	CCL		$57,616

3)	CCC	Interest in Fund - 5% of distributions of distributable cash for any quarter pursuant to Section 6.1 of the Limited Partnership Agreement	$37,029

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     (a) Securities Authorized for Issuance Under Equity Compensation Plans
     Inapplicable.
     (b) Security Ownership of Certain Beneficial Owners
     There is no person or “group” of persons known to the management of CCC to be the beneficial owner of more than five percent of the outstanding units of limited partnership interests of the Partnership.
     (c) Security Ownership of Management
     The Partnership has no directors or officers. It is managed by CCC. CCC owns five units, representing 0.00031% of the total number of units outstanding.
     (d) Changes in Control
     Inapplicable.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     (a) Transactions with Related Persons
     The Partnership’s only transactions with management and other related parties during 2010 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the General Partner, and its affiliates. See Item 11, “Executive Compensation,” herein.
     (b) Review, Approval or Ratification of Transactions with Related Persons
     Inapplicable.
     (c) Promoters and Certain Control Persons
     Inapplicable.
     (d) Smaller Reporting Companies
          For information required by paragraph (a) of Item 404 of Regulation S-K, see Item 11 of this report, “Executive Compensation,” herein.
          The Partnership has no “parents” within the meaning of the Exchange Act and the SEC’s rules. See also Item 12(b) herein, “Security Ownership of Certain Beneficial Owners.”
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

Item 14. Principal Accountant Fees and Services
     CCC, on behalf of the Partnership, has appointed Deloitte LLP as the Partnership’s independent auditor for the fiscal year ended December 31, 2010. CCC’s board of directors has the authority to pre-approve audit related and non-audit services on behalf of the Partnership, that are not prohibited by law, to be performed by the Partnership’s independent auditors.
Audit Fees
     Audit fees represent fees for professional services provided in connection with the audit of the Partnership’s financial statements and review of its quarterly financial statements and audit services provided in connection with its statutory or regulatory filings. The Partnership incurred fees of $50,612 and $41,858 during the fiscal years ended December 31, 2010 and 2009, respectively, for these audit services.
Audit-Related Fees
     The Partnership did not incur audit-related fees during the fiscal years ended December 31, 2010 and 2009. Typically, audit-related fees, if incurred, would consist of fees for accounting consultations and other attestation services.
Tax Fees
     The Partnership did not incur tax fees during the fiscal years ended December 31, 2010 and 2009. Typically, tax fees, if incurred, would consist of fees for compliance services, tax advice and tax planning.
All Other Fees
     The Partnership did not incur any other fees for services provided by its independent auditor during the fiscal years ended December 31, 2010 and 2009.

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

Date: March 16, 2011
     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the General Partner of the Partnership, in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter J. Younger Peter J. Younger	President and Chairman of the Board of Directors of Cronos Capital Corp. (“CCC”) (Principal Executive Officer of CCC)	March 16, 2011

/s/ Frank P. Vaughan Frank P. Vaughan	Executive Vice President, Treasurer, Chief Financial Officer and Director of CCC (Principal Financial and Accounting Officer of CCC)	March 16, 2011

/s/ John Kallas John Kallas	Vice President, Secretary and Director of CCC	March 16, 2011

/s/ Timothy D. May Timothy D. May	Vice President and Director of CCC	March 16, 2011

/s/ Matthew L. Dowling Matthew L. Dowling	Vice President and Director of CCC	March 16, 2011

Exhibit Index

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement of the Partnership, amended and restated as of December 28, 1995	*

3(b)	Certificate of Limited Partnership	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.