Form 10-Q
period 2011-03-31
CRONOS GLOBAL INCOME FUND XVI LP
filed 2011-05-13
CIK 1002519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Ended March 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Presented herein are Cronos Global Income Fund XVI, L.P.’s (the “Partnership”) condensed balance sheets as of March 31, 2011 and December 31, 2010, condensed statements of operations for the three months ended March 31, 2011 and 2010, and condensed statements of cash flows for the three months ended March 31, 2011 and 2010 (collectively the “Financial Statements”), prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets

Current assets:
Cash	$797,237	$849,761
Net lease receivables due from Leasing Agent	249,877	242,963
Direct financing lease receivable, due from Leasing Agent within one year, net	21,314	23,477

Total current assets	1,068,428	1,116,201

Direct financing lease receivable, due from Leasing Agent after one year, net	41,347	46,100

Container rental equipment, at cost	10,653,474	10,954,532
Less accumulated depreciation	(8,481,457)	(8,579,045)

Net container rental equipment	2,172,017	2,375,487

Total assets	$3,281,792	$3,537,788

Partners’ Capital

Partners’ capital:
General partner	2,155	4,757
Limited partners	3,279,637	3,533,031

Total partners’ capital	$3,281,792	$3,537,788

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Net lease revenue from Leasing Agent	$234,407	$173,281

Other operating (expenses) income:
Depreciation	(156,780)	(197,202)
Other general and administrative expenses	(43,936)	(39,495)
Net gain on disposal of equipment	91,591	107,428

	(109,125)	(129,269)

Net income	$125,282	$44,012

Allocation of net income:
General partner	$5,421	$11,965
Limited partners	119,861	32,047

	$125,282	$44,012

Limited partners’ per unit share of net income	$0.07	$0.02

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Net cash provided by operating activities	$181,203	$113,180

Cash flows from investing activities:
Proceeds from sale of container rental equipment	147,551	298,851

Cash flows from financing activities:
Distributions to general partner	(8,023)	(12,704)
Distributions to limited partners	(373,255)	(499,896)

Net cash used in financing activities	(381,278)	(512,600)

Net decrease in cash	(52,524)	(100,569)

Cash at the beginning of the period	849,761	650,666

Cash at the end of the period	$797,237	$550,097

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

In April 2011, the Partnership commenced its 16th year of operations. The Partnership is continuing its liquidation phase, wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At March 31, 2011, approximately 47% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses. During the first half of 2011, CCC may distribute a request for proposal (“RFP”) to prospective third-party container buyers. A RFP would seek to determine any interest such parties may have in purchasing the remaining containers owned by the Partnership. CCC will not make a decision relating to the final liquidation of the Partnership until any such proposals have been received and fully evaluated. If a decision is made to liquidate the Partnership, the distribution of cash from operations or sales proceeds may be suspended while the liquidation of the remaining containers in the fleet is evaluated. This is to ensure that sufficient cash reserves will be available for expenses relating to the final liquidation and subsequent dissolution of the Partnership. CCC would make one or more liquidating distributions to the Limited Partners on or before the termination of the Partnership, or reinstate the monthly cash distributions should no decision be made to liquidate the fleet in 2011.

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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(b)	Leasing Agent (continued)
collected from ocean carriers after deducting direct operating expenses and management fees due both to CCC and the Leasing Agent.

The Leasing Agent leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to seven years) and periodically under direct financing leases.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).

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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(d)	Use of Estimates in Interim Financial Statements (continued)

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

Container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared when indicators, such as material changes in market conditions, are present. Indicators of a potential impairment include a sustained decrease in utilization or operating profitability, or indications of technological obsolescence. The primary variables utilized by the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire fleet rather than for each container type or individual container. As a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges recorded against the carrying value of container rental equipment for the three-month period ended March 31, 2011 and 2010.

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
(2)	Net Lease Receivables Due from Leasing Agent
Net lease receivables due from Leasing Agent at March 31, 2011 and December 31, 2010 comprised:

	March 31,	December 31,
	2011	2010
Gross lease receivables	$356,869	$367,051
Less:
Direct operating expenses payable	64,210	77,823
Base management fees payable	17,080	18,309
Reimbursable administrative expenses payable	4,786	5,072
Allowance for doubtful accounts	20,916	22,884

Net lease receivables due from Leasing Agent	$249,877	$242,963

Included within the amount of gross lease receivables are $79,340 and $44,997 in respect of amounts owed by the Leasing Agent in relation to disposal related invoices at March 31, 2011 and December 31, 2010, respectively.
At March 31, 2011 and December 31, 2010, respectively, amounts of $1,397 and $2,001 were recorded as doubtful debt expense. In addition, $570 and $201 were written-off in the three months ended March 31, 2011 and 2010, respectively.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue
Net lease revenue for the three-month period ended March 31, 2011 and 2010 comprised:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Gross lease revenue	$286,692	$307,678
Interest income from direct financing lease	6,776	8,758
Less:
Direct operating expenses	23,087	102,260
Base management fees	20,600	21,252
Reimbursable administrative expenses
Salaries	10,184	14,450
Other payroll related expenses	2,413	1,913
General and administrative expenses	2,777	3,280

	59,061	143,155

Net lease revenue	$234,407	$173,281

(4)	Operating Segment
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
A summary of gross lease revenue earned by each Partnership container type for the periods ended March 31, 2011 and 2010 follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Dry cargo containers	$240,465	$238,690
Refrigerated containers	16,142	29,904
Tank containers	30,085	39,084

Total	$286,692	$307,678

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(5)	Limited Partners’ Capital
Cash distributions made to the limited partners for the three-month period ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Cash Distributions from Operations	$99,978	$179,962
Cash Distributions from Sales Proceeds	273,277	319,934

Total Cash Distributions	$373,255	$499,896

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.
The limited partners’ per unit share of capital at March 31, 2011 and December 31, 2010, was $2.05 and $2.21, respectively. This is calculated by dividing the limited partners’ capital at the end of March 31, 2011, and December 31, 2010, by 1,599,667, the total number of outstanding limited partnership units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2010, Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
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
     The following table summarizes the composition of the Partnership’s operating lease fleet based on container type, and is measured in twenty foot equivalent units (TEUs) at March 31, 2011:

	Dry Cargo	Refrigerated	Tank
	Containers	Containers	Containers	Total
Container on lease:
Master lease	4,018	33	13	4,064
Term lease
Short term[1]	636	3	17	656
Long term[2]	757	12	8	777

	1,393	15	25	1,433

Subtotal	5,411	48	38	5,497
Containers off-hire	98	2	4	104

Total container fleet	5,509	50	42	5,601

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before March 2012.

2.	Long term leases represent term leases that will expire after March 2012.

     At March 31, 2011, approximately 47% of the original equipment remained in the Partnership’s operating fleet, compared to approximately 48% at December 31, 2010. The following table details the proportion of the operating lease fleet remaining by product type, and is measured in TEUs:

	Dry Cargo		Refrigerated
	Containers		Containers		Tank Containers		Total
	TEU	%	TEU	%	TEU	%	TEU	%
Total purchases	11,053	100%	690	100%	52	100%	11,795	100%
Less disposals	5,544	50%	640	93%	10	19%	6,194	53%

Remaining fleet at March 31, 2011	5,509	50%	50	7%	42	81%	5,601	47%

Market & Industry Overview
     The utilization rate for the Partnership’s container fleet was 98% at March 31, 2011. The sector as a whole continues to benefit from economic growth, which is predicted to continue at a steady pace through 2012. Lease rates remain stable as customers secure equipment to meet their demands, while a reduction in direct operating expenses is attributable primarily to the strong market and corresponding high utilization levels.
     The robust secondary market for used containers has continued into the first quarter of 2011. Strong utilization led to a reduction in containers available for sale. For the quarter, the Partnership disposed of 77 containers, compared to 258 for the same period in 2010. The average disposal proceeds per 20-foot dry cargo container, sold at the end of its economic life, in the first quarter of 2011 increased 64% to $1,291 when compared to the same period of 2010. Future proceeds and the volume of containers disposed will be highly dependent on factors such as the performance of the container leasing market, regional economics, currency fluctuations, new equipment prices and the volume of new equipment available for leasing.
     In spite of the strong market, there is still a risk of customer defaults in the future as shipping lines continue to recover from the poor market conditions of recent years.
     The Partnership’s average fleet size and utilization rates for the three-month period ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Average fleet size (measured in TEUs)
Dry cargo containers	5,547	6,333
Refrigerated containers	52	93
Tank containers	42	50

Utilization rates for combined fleet
Average for the period	97%	82%
At end of period	98%	86%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Overview
     Net income for the three months ended March 31, 2011, was $125,282, an increase of $81,270, or 185%, when compared to the corresponding period in the prior year. The primary reasons for the change in profitability were:
▪	The Partnership experienced stronger market conditions for leased containers;
▪	Depreciation expense was lower than in the prior year, as the Partnership continued to sell equipment that had reached the end of its useful economic life for maritime leasing; and partially offset by
▪	The decrease in level of gains recorded on equipment disposals.
Analysis and discussion
     Net lease revenue increased by $61,126, or 35%, in the first quarter of 2011 when compared to the corresponding period in 2010. The increase was primarily due to:
▪	a $79,173, or 77%, decline in direct operating expenses as a result of the increase in utilization and corresponding decline in inventories of off-hire equipment, which resulted in a reduction in both activity-related and inventory-related expenses, partially offset by
▪	a $20,986, or 7% reduction in gross lease revenue (a component of net lease revenue), that was attributable to the reduction in the Partnership’s fleet size.
     Other components of net lease revenue are interest income from direct financing leases, management fees and reimbursed administrative expenses. Interest income from direct financing leases decreased by $1,982 and management fees and reimbursed administrative expenses decreased by $4,921, when compared to the corresponding period of 2010.
     Depreciation expense of $156,780 was $40,422, or 21%, lower than in the corresponding period in 2010. This was a direct result of the decline of the size of the Partnership’s fleet and the fact that some of the Partnership fleet is now fully depreciated.
     Other general and administrative expenses were $43,936 for the three-month period ended March 31, 2011, an increase of $4,441, or 11%, when compared to the same period in 2010. The increase was primarily attributable to higher professional fees for audit services and investor administrative services.
     Net gain on disposal of equipment for the three months ended March 31, 2011, was $91,591, a decrease of $15,837, or 15%, when compared to the corresponding period in 2010. The decrease in the net gain was primarily due to lower volume of containers disposed.
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
     In April 2011, the Partnership commenced its 16th year of operations and continued its liquidation phase. At March 31, 2011, approximately 47% of the original equipment remained in the Partnership’s fleet. Future periods are expected to generate diminishing results as the

Partnership’s smaller fleet now has a greater impact on its operations than global economic growth and container trade. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers and the ultimate termination of the Partnership. These factors include the level of net lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses. During the first half of 2011, CCC may distribute a request for proposal (“RFP”) to prospective third-party container buyers. A RFP would seek to determine any interest such parties may have in purchasing the remaining containers owned by the Partnership. CCC will not make a decision relating to the final liquidation of the Partnership until any such proposals have been received and fully evaluated. If a decision is made to liquidate the Partnership, the distribution of cash from operations or sales proceeds may be suspended while the liquidation of the remaining containers in the fleet is evaluated. This is to ensure that sufficient cash reserves will be available for expenses relating to the final liquidation and subsequent dissolution of the Partnership. CCC would make one or more liquidating distributions to the Limited Partners on or before the termination of the Partnership, or reinstate the monthly cash distributions should no decision be made to liquidate the fleet in 2011. Upon the liquidation of the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the limited partners’ capital contributions to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
     At March 31, 2011, the Partnership had $797,237 in cash, a decrease of $52,524 from cash balances at December 31, 2010. As of March 31, 2011, the Partnership held its cash on deposit in an operating bank account. The Partnership reviews its investment strategy for cash balances on a periodic basis and will invest in short-term, interest bearing accounts as appropriate.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $181,203 for the three months ended March 31, 2011, compared to $113,180 for the same three-month period in 2010.
     Cash from Investing Activities: Net cash provided by investing activities was $147,551 for the three months ended March 31, 2011, compared to $298,851 in the corresponding period of 2010. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $381,278 for the three months ended March 31, 2011, compared to $512,600 for the three months ended March 31, 2010. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.

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
     The Partnership, in consultation with its audit committee, has reviewed and approved these significant accounting policies which are further described in the Partnership’s December 31, 2010 Annual Report on Form 10-K.
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
     There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report in the Partnership’s December 31, 2010 Annual Report on Form 10-K that occurred during the Partnership’s first quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.

Item 1A.	Risk Factors
There are no material changes from the risk factors as disclosed under Item 1A of Part I in the Partnership’s December 31, 2010 Annual Report on Form 10-K.

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

Date: May 13, 2011

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