Form 10-Q
period 2011-06-30
CRONOS GLOBAL INCOME FUND XVI LP
filed 2011-08-12
CIK 1002519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Ended June 30, 2011

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements

Presented herein are Cronos Global Income Fund XVI, L.P.’s (the “Partnership”) condensed balance sheets as of June 30, 2011 and December 31, 2010, condensed statements of operations for the three and six months ended June 30, 2011 and 2010, and condensed statements of cash flows for the six months ended June 30, 2011 and 2010 (collectively the “Financial Statements”), prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.

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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets

Current assets:
Cash	$720,188	$849,761
Net lease receivables due from Leasing Agent	361,640	242,963
Direct financing lease receivable, due from Leasing Agent within one year, net	—	23,477
Direct financing lease receivable held for sale, net	57,201	—
Container rental equipment held for sale, net of accumulated deprecation	1,986,667	—

Total current assets	3,125,696	1,116,201

Direct financing lease receivable, due from Leasing Agent after one year, net	—	46,100

Container rental equipment, at cost	—	10,954,532
Less accumulated depreciation	—	(8,579,045)

Net container rental equipment	—	2,375,487

Total assets	$3,125,696	$3,537,788

Partners’ Capital

Partners’ capital:
General partner	2,602	4,757
Limited partners	3,123,094	3,533,031

Total partners’ capital	$3,125,696	$3,537,788

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Net lease revenue from Leasing Agent	$236,864	$220,097	$471,271	$393,377

Other operating income (expenses):
Depreciation	(111,402)	(186,571)	(268,182)	(383,774)
Other general and administrative expenses	(40,081)	(34,601)	(84,017)	(74,095)
Net gain on disposal of equipment	170,700	90,681	262,291	198,109

	19,217	(130,491)	(89,908)	(259,760)

Net income	$256,081	$89,606	$381,363	$133,617

Allocation of net income:
General partner	$12,708	$10,638	$18,129	$22,603
Limited partners	243,373	78,968	363,234	111,014

	$256,081	$89,606	$381,363	$133,617

Limited partners’ per unit share of net income	$0.15	$0.05	$0.23	$0.07

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2011	2010
Net cash provided by operating activities	$391,157	$283,822

Cash flows from investing activities:
Proceeds from sale of container rental equipment	272,725	508,146

Cash flows from financing activities:
Distributions to general partner	(20,284)	(22,534)
Distributions to limited partners	(773,171)	(939,803)

Net cash used in financing activities	(793,455)	(962,337)

Net decrease in cash	(129,573)	(170,369)

Cash at the beginning of the period	849,761	650,666

Cash at the end of the period	$720,188	$480,297

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

One of the principal investment objectives of the Partnership was to lease its containers for ten to fifteen years, and then to dispose of them and liquidate. In April 2011, the Partnership commenced its 16th year of operations. Through occasional sales, retirements and casualty losses, the Partnership had sold or disposed of approximately 54% of its container fleet (measured on a TEU-basis) as of June 30, 2011. With the reduction in the size of the Partnership’s container fleet, the administrative expenses incurred by the Partnership, as a percent of its gross revenues, has increased. For these reasons, CCC, as the general partner, concluded that it would be in the best interest of the Partnership and its limited partners to sell its remaining containers in bulk.

CCC distributed a request for proposal (“RFP”) on May 31, 2011 to various third parties seeking their interest in purchasing the Partnership’s remaining containers. The RFP solicited bids for the Partnership’s remaining on-hire and off-hire containers subject to master lease and term lease (“Operating Containers”), and certain containers subject to direct financing leases.

On August 1, 2011, the Partnership sold 3,499 units of its remaining containers and its direct financing lease receivables for $6,180,454 in cash. The Partnership reported on the sale in its Current Report on Form 8-K with an event date of August 1, 2011, and hereby incorporates by reference the 8-K report on the sale in this report. With the completion of this sale of containers, the Partnership has now resolved to wind up and dissolve. CCC will proceed with the orderly liquidation of the Partnership, the payment of its remaining liabilities, and the distribution of the net proceeds of the Partnership’s liquidation to the general and limited partners.

The Partnership is suspending further cash distributions from operations and sales proceeds. The Partnership will make one liquidating distribution to the limited partners of the Partnership, representing the net proceeds generated from the sale of the Partnership’s containers and its remaining assets, after payment or reservation for payment of the Partnership’s remaining liabilities. The liquidating distribution is expected to be made on or about September 15, 2011 to limited partners of record on August 1, 2011. CCC is not prepared at this time to estimate the amount of the final distribution, pending disposal of the Fund’s remaining containers and completion of an accounting review of the Fund’s remaining liabilities to be discharged prior to the Fund’s termination.

CCC anticipates that the Partnership will complete its liquidation no later than September 30, 2011 and de-register the Partnership’s outstanding limited partnership units under the Securities Exchange Act of 1934, as amended, thereby terminating the Partnership’s obligation to file further periodic reports under the Exchange Act with the SEC.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(a)	Nature of Operations (continued)

The Partnership’s operations are subject to economic, political and business risks inherent in a business environment. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers are generally the same as those to domestic customers. The Partnership’s leases generally require all payments to be made in United States dollars.

(b)	Leasing Agent

The Partnership and the Leasing Agent have entered into an agreement (the “Leasing Agent Agreement”) whereby the Leasing Agent manages the leasing operations for all equipment owned by the Partnership. In addition to responsibility for leasing and re-leasing the equipment to ocean carriers, the Leasing Agent disposes of the containers at the end of their useful economic life and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Agent to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Agent and its affiliates, as part of a single fleet operated without regard to ownership. The Leasing Agent Agreement generally provides that the Leasing Agent will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees due both to CCC and the Leasing Agent. With the sale of the Partnership’s container fleet, as described under “Nature of Operations” above, the Leasing Agent Agreement has been terminated.

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

(e)	Container Rental Equipment and Container Rental Held for Sale

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

At June 30, 2011, the Partnership’s Operating Containers were identified as held for sale. CCC and the Partnership evaluated the recoverability of the carrying value of the containers, now classified as held for sale, taking into consideration the sales price for the on-hire containers reflected by the various bids received in response to the RFP and the projected future cash flows for the remaining off-hire rental equipment containers. It was concluded that the estimated market value of these containers was higher than the carrying value. As a result of this evaluation, CCC and the Partnership determined impairment charges were not required

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(e)	Container Rental Equipment and Container Rental Held for Sale (continued)

for the three- and six- month periods ended June 30, 2011. Additionally, depreciation of these containers ended as of the date of this reclassification. There were also no impairment charges for the three and six-month periods ended June 30, 2010.

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

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(2)	Net Lease Receivables Due from Leasing Agent
Net lease receivables due from Leasing Agent at June 30, 2011 and December 31, 2010 comprised:

	June 30,	December 31,
	2011	2010
Gross lease receivables	$466,539	$367,051
Less:
Direct operating expenses payable	60,923	77,823
Base management fees payable	16,868	18,309
Reimbursable administrative expenses payable	4,807	5,072
Allowance for doubtful accounts	22,301	22,884

Net lease receivables due from Leasing Agent	$361,640	$242,963

Included within the amount of gross lease receivables are $110,205 and $44,997 in respect of amounts owed by the Leasing Agent in relation to disposal related invoices at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011 and December 31, 2010, respectively, amounts of $39 and $2,001 were recorded as doubtful debt expense. In addition, $51 and $309 were written-off in the three months ended June 30, 2011 and 2010, respectively. In the six months ended June 30, 2011 and 2010, respectively, $622 and $511 were written-off.
(3)	Net Lease Revenue

Net lease revenue for the three and six-month period ended June 30, 2011 and 2010 comprised:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Gross lease revenue	$286,586	$303,874	$573,278	$611,552
Interest income from direct finance lease	6,151	8,541	12,926	17,298
Less:
Direct operating expenses	20,804	55,029	43,891	157,289
Base management fees	20,277	21,783	40,876	43,035
Reimbursed administrative expenses
Salaries	10,934	11,911	21,118	26,361
Other payroll related expenses	1,605	902	4,018	2,816
General and administrative expenses	2,253	2,693	5,030	5,972

	55,873	92,318	114,933	235,473

Net lease revenue	$236,864	$220,097	$471,271	$393,377

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(4)	Operating Segment
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

A summary of gross lease revenue earned by each Partnership container type for the periods ended June 30, 2011 and 2010 follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Dry cargo containers	$240,589	$245,725	$481,056	$484,415
Refrigerated containers	16,463	22,936	32,604	52,839
Tank containers	29,534	35,213	59,618	74,298

Total	$286,586	$303,874	$573,278	$611,552

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments.
(5)	Limited Partners’ Capital
Cash distributions made to the limited partners for the six-month period ended June 30, 2011 and 2010 were as follows:

	Six Months Ended
	June 30,	June 30,
	2011	2010
Cash Distributions from Operations	$293,270	$306,601
Cash Distributions from Sales Proceeds	479,901	633,202

Total Cash Distributions	$773,171	$939,803

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital at June 30, 2011 and December 31, 2010, was $1.95 and $2.21, respectively. This is calculated by dividing the limited partners’ capital at the end of June 30, 2011, and December 31, 2010, by 1,599,667, the total number of outstanding limited partnership units.

CRONOS GLOBAL INCOME FUND XVI, L.P.
Notes to Unaudited Condensed Financial Statements
(6)	Subsequent Event
As reported under Item(1)(a) (“Nature of Operations”) above, on August 1, 2011, the Partnership sold 3,499 units of its remaining containers and its direct financing lease receivables for $6,180,454 in cash. As of June 30, 2011, the book value of the containers and direct financing lease receivables was $2,043,868. The sale was reported by the Partnership in its 8-K Report, with an event date of August 1, 2011.

With the completion of this sale of containers, the Partnership has now resolved to wind up and dissolve. See Note 1(a), herein, for further discussions.

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
     The following table summarizes the composition of the Partnership’s operating lease fleet based on container type, and is measured in twenty foot equivalent units (TEUs) at June 30, 2011:

	Dry Cargo	Refrigerated	Tank
	Containers	Containers	Containers	Total
Container on lease:
Master lease	3,818	31	9	3,858
Term lease
Short term[1]	688	2	16	706
Long term[2]	678	8	12	698

	1,366	10	28	1,404

Subtotal	5,184	41	37	5,262
Containers off-hire	125	7	4	136

Total container fleet	5,309	48	41	5,398

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before June 2012.

2.	Long term leases represent term leases that will expire after June 2012.

     At June 30, 2011, approximately 46% of the original equipment remained in the Partnership’s operating fleet, compared to approximately 48% at December 31, 2010. The following table details the proportion of the operating lease fleet remaining by product type, and is measured in TEUs:

	Dry Cargo Containers		Refrigerated Containers		Tank Containers		Total
	TEU	%	TEU	%	TEU	%	TEU	%
Total purchases	11,053	100%	690	100%	52	100%	11,795	100%
Less disposals	5,744	52%	642	93%	11	21%	6,397	54%

Remaining fleet at June 30, 2011	5,309	48%	48	7%	41	79%	5,398	46%

Market & Industry Overview
     The utilization rate for the Partnership’s container fleet was 98% at June 30, 2011. The container leasing sector as a whole continued to benefit from strong demand created by growth in global trade and other industry factors. While lease rates remain stable as customers secure equipment to meet their demands, inventory related and activity related direct operating expenses have declined in line with the reduction of inventory of off-hire containers.
     The robust secondary market for used containers has continued into the first quarter of 2011. Strong utilization led to a reduction in containers available for sale. For the quarter, the Partnership disposed of 141 containers, compared to 177 for the same period in 2010. The average disposal proceeds per 20-foot dry cargo container, sold at the end of its economic life, in the second quarter of 2011 increased 81% to $1,624 when compared to the same period of 2010.
     The Partnership’s average fleet size and utilization rates for the six-month period ended June 30, 2011 and 2010 were as follows:

	Six Months Ended
	June 30,	June 30,
	2011	2010
Average fleet size (measured in TEUs)
Dry cargo containers	5,486	6,195
Refrigerated containers	51	86
Tank containers	42	50

Utilization rates for combined fleet
Average for the period	97%	87%
At end of period	98%	97%

Three Months Ended June 30, 2011, Compared to the Three Months Ended June 30, 2010
Overview
     Net income for the three months ended June 30, 2011, was $256,081, an increase of $166,475, or 186%, when compared to the corresponding period in the prior year. The primary reasons for the change in profitability were:
▪	The Partnership experienced stronger market conditions for leased containers;

▪	Depreciation expense was lower than in the prior year, as the Partnership continued to sell equipment that had reached the end of its useful economic life for maritime leasing; and

▪	The increase in level of gains recorded on equipment disposals.
Analysis and discussion
     Net lease revenue increased by $16,767, or 8%, in the second quarter of 2011 when compared to the corresponding period in 2010. The increase was primarily due to:
▪	a $34,224, or 62%, decline in direct operating expenses as a result of the increase in utilization and corresponding decline in inventories of off-hire equipment, which resulted in a reduction in both activity-related and inventory-related expenses, partially offset by

▪	a $17,288, or 6% reduction in gross lease revenue (a component of net lease revenue), that was attributable to the reduction in the Partnership’s fleet size.
     Other components of net lease revenue are interest income from direct financing leases, management fees and reimbursed administrative expenses. Interest income from direct financing leases decreased by $2,390 and management fees and reimbursed administrative expenses decreased by $2,220 when compared to the corresponding period of 2010.
     Depreciation expense of $111,402 was $75,169, or 40%, lower than in the corresponding period in 2010. This was a direct result of the decline of the size of the Partnership’s fleet and the fact that some of the Partnership fleet is now fully depreciated.
     Other general and administrative expenses were $40,081 for the three-month period ended June 30, 2011, an increase of $5,480, or 16%, when compared to the same period in 2010. The increase was primarily attributable to higher professional fees for investor administrative services.
     Net gain on disposal of equipment for the three months ended June 30, 2011, was $170,700, an increase of $80,019, or 88%, when compared to the corresponding period in 2010. The increase in the net gain was due to the combined effect of lower net book values for the containers sold in 2011 compared to those sold in 2010, and an increase in the proceeds realized per container.
     On August 1, 2011 the Partnership sold 3,499 units of its remaining containers and direct financing lease receivables for $6,180,454 in cash. See Item (1)(a) above (“Nature of Operations”). This container sale will be the primary contributing factor to net gain or loss on disposals in the subsequent quarter. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended June 30, 2011 and June 30, 2010.

Six Months Ended June 30, 2011, Compared to the Six Months Ended June 30, 2010
Overview
     Net income for the six months ended June 30, 2011, was $381,363, an increase of $247,746, or 185%, when compared to the corresponding period in the prior year. The primary reasons for the change in profitability were:
▪	The Partnership experienced stronger market conditions for leased containers;

▪	Depreciation expense was lower than in the prior year, as the Partnership continued to sell equipment that had reached the end of its useful economic life for maritime leasing; and partially offset by

▪	The increase in level of gains recorded on equipment disposals.
Analysis and discussion
     Net lease revenue increased by $77,894, or 20%, in the second quarter of 2011 when compared to the corresponding period in 2010. The increase was primarily due to:
▪	a $113,398, or 72%, decline in direct operating expenses as a result of the increase in utilization and corresponding decline in inventories of off-hire equipment, which resulted in a reduction in both activity-related and inventory-related expenses, partially offset by

▪	a $38,274, or 6% reduction in gross lease revenue (a component of net lease revenue), that was attributable to the reduction in the Partnership’s fleet size.
     Other components of net lease revenue are interest income from direct financing leases, management fees and reimbursed administrative expenses. Interest income from direct financing leases decreased by $4,372 and management fees and reimbursed administrative expenses decreased by $7,142, when compared to the corresponding period of 2010.
     Depreciation expense of $268,182 was $115,592, or 30%, lower than in the corresponding period in 2010. This was a direct result of the decline of the size of the Partnership’s fleet and the fact that some of the Partnership fleet is now fully depreciated.
     Other general and administrative expenses were $84,017 for the six-month period ended June 30, 2011, an increase of $9,922, or 13%, when compared to the same period in 2010. The increase was primarily attributable to higher professional fees for investor administrative services.
     Net gain on disposal of equipment for the six months ended June 30, 2011, was $262,291, an increase of $64,182, or 32%, when compared to the corresponding period in 2010. The increase in the net gain was due to the combined effect of lower net book values for the containers sold in 2011 compared to those sold in 2010, and an increase in the proceeds realized per container.
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

     In April 2011, the Partnership commenced its 16th year of operations and had sold or disposed of approximately 54% of its container fleet (measured on a TEU basis). With the reduction in the size of the Partnership’s container fleet, the administrative expenses incurred by the Partnership, as a percent of its gross revenues, has increased. For these reasons, CCC, as the general partner, concluded that it would be in the best interest of the Partnership and its limited partners to sell its remaining containers in bulk.
     CCC distributed a request for proposal (“RFP”) on May 31, 2011 to various third parties seeking their interest in purchasing the Partnership’s remaining containers. On August 1, 2011, the Partnership sold 3,499 units of its remaining containers and its direct financing lease receivables for $6,180,454 in cash. The Partnership reported on the sale in its Current Report on Form 8-K with an event date of August 1, 2011, and hereby incorporates by reference this 8-K report on the sale in this report.
     With the completion of this sale of containers, the Partnership has now resolved to wind up and dissolve. CCC will proceed with the orderly liquidation of the remaining assets of the Partnership, with the proceeds thereof distributed as follows: (i) all of the Partnership’s debts and liabilities to persons other than CCC or the limited partners shall be paid and discharged; (ii) all of the Partnership’s debts and liabilities to CCC and the limited partners shall be paid and discharged; and (iii) the balance of such proceeds shall be distributed to CCC and the limited partners in accordance with the positive balances of CCC and the limited partners’ capital accounts. CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
     The Partnership will make one liquidating distribution to the limited partners of the Partnership, representing the net proceeds generated from the sale of the Partnership’s containers and the Partnership’s remaining assets, after payment or reservation for payment of the Partnership’s remaining liabilities. The liquidating distribution is expected to be made on or about September 15, 2011 to limited partners of record on August 1, 2011. CCC is not prepared at this time to estimate the amount of the final distribution, pending disposal of the Fund’s remaining containers and completion of an accounting review of the Fund’s remaining liabilities to be discharged prior to the Fund’s termination.
     CCC anticipates that the Partnership will complete its liquidation no later than September 30, 2011 and de-register the Partnership’s outstanding limited partnership units under the Securities Exchange Act of 1934, as amended, thereby terminating the Partnership’s obligation to file further periodic reports under the Exchange Act with the SEC.
     At June 30, 2011, the Partnership had $720,188 in cash, a decrease of $129,573 from cash balances at December 31, 2010. As of June 30, 2011, the Partnership held its cash on deposit in an operating bank account. The Partnership reviews its investment strategy for cash balances on a periodic basis and will invest in short-term, interest bearing accounts as appropriate.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $391,157 for the six months ended June 30, 2011, compared to $283,822 for the same six-month period in 2010.
     Cash from Investing Activities: Net cash provided by investing activities was $272,725 for the six months ended June 30, 2011, compared to $508,146 in the corresponding period of 2010. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $793,455 for the six months ended June 30, 2011, compared to $962,337 for the six months ended June 30, 2010. These amounts represent distributions to the Partnership’s general and limited partners.
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
     There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report in the Partnership’s December 31, 2010 Annual Report on Form 10-K that occurred during the Partnership’s second quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There are no material changes from the risk factors as disclosed under Item 1A of Part I in the Partnership’s December 31, 2010 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. [Removed and Reserved]
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
(a)	Exhibits

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement, amended and restated as of December 28, 1995	*

3(b)	Certificate of Limited Partnership	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document ****

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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
Frank P. Vaughan
Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 12, 2011

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement, amended and restated as of December 28, 1995	*

3(b)	Certificate of Limited Partnership	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document ****

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 28, 1995, included as part of Registration Statement on Form S-1 (No. 33-98290)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-98290)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-98290)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.